Form 10-Q
period 2023-06-30
Haymaker Acquisition Corp. 4
filed 2023-09-08
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 001-41757

HAYMAKER ACQUISITION CORP. 4

(Exact name of registrant as specified in its charter)

Cayman Islands	86-2213850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Madison Avenue, Floor 5

New York, NY 10022

Telephone: (212) 616-9600

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	HYAC U	The New York Stock Exchange

Class A Ordinary Shares, par value $0.0001 per share	HYAC	The New York Stock Exchange

Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	HYAC WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 8, 2023, there were 23,797,600 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAYMAKER ACQUISITION CORP. 4

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Unaudited Condensed Balance Sheet as of June 30, 2023	3

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2023 and for the period from March 7, 2023 (inception) through June 30, 2023	4

	Unaudited Condensed Statement of Changes in Shareholder’s Equity for the period from March 7, 2023 (inception) through June 30, 2023	5

	Unaudited Condensed Statement of Cash Flows for the period from March 7, 2023 (inception) through June 30, 2023	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

Item 4.	CONTROLS AND PROCEDURES	22

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	23

Item 1A.	RISK FACTORS	23

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 3.	DEFAULTS UPON SENIOR SECURITIES	24

Item 4.	MINE SAFETY DISCLOSURES	24

Item 5.	OTHER INFORMATION	24

Item 6.	EXHIBITS	25

SIGNATURES		26

HAYMAKER ACQUISITION CORP. 4

CONDENSED BALANCE SHEET

JUNE 30, 2023

(UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ASSETS
Current assets:
Cash	$28,508
Total current assets	28,508
Deferred offering costs	290,430
TOTAL ASSETS	$318,938

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities:
Accrued expenses	$5,500
Accrued offering costs	25,369
Promissory note - related party	272,550
Total Liabilities	303,419

Commitments and Contingencies (Note 6)

Shareholder’s Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(9,481)
Total Shareholder’s Equity	15,519
LIABILITIES AND SHAREHOLDER’S EQUITY	$318,938
(1)Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). In July 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 750,000 Class B Ordinary Shares were no longer subject to forfeiture.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period
		from March 7,
	Three months	2023 (inception)
	ended June 30,	through June 30,
	2023	2023
Operating and formation costs	$3,931	$9,481
Net loss	$(3,931)	$(9,481)

Weighted average shares outstanding, basic and diluted(1)	5,000,000	5,000,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)
(1)Excludes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). In July 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 750,000 Class B Ordinary Shares were no longer subject to forfeiture.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH JUNE 30, 2023

(UNAUDITED)

					Total
	Class B Ordinary Shares		Additional	Accumulated	Shareholder’s
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at March 7, 2023 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(5,550)	(5,550)
Balance at March 31, 2023	5,750,000	575	24,425	(5,550)	19,450
Net loss	—	—	—	(3,931)	(3,931)
Balance at June 30, 2023 (unaudited)	5,750,000	$575	$24,425	$(9,481)	$15,519
(1)Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). In July 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 750,000 Class B Ordinary Shares were no longer subject to forfeiture.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH JUNE 30, 2023

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(9,481)
Changes in operating assets and liabilities:
Accrued expenses	5,500
Net cash used in operating activities	(3,981)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from promissory note - related party	272,550
Payment of offering costs	(265,061)
Net cash provided by financing activities	32,489

Net Change in Cash	28,508
Cash - Beginning of period	—
Cash - End of period	$28,508

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$25,369

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Haymaker Acquisition Corp. 4 (the “Company”) is a blank check company incorporated in the Cayman Islands on March 7, 2023. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through June 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 25, 2023. On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at price of $10.00 per share, including 3,000,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $230,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 797,600 Units to Haymaker Sponsor IV LLC (the “Sponsor”) (the “Private Placement Units”) at a price of $10.00 per share, generating gross proceeds of $7,976,000, which is described in Note 4.

Following the closing of the Initial Public Offering on July 28, 2023, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts) with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $13,424,812, consisting of $4,000,000 of cash underwriting fees, $8,650,000 of deferred underwriting fees and $774,812 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units, will be held in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

held as cash or cash items (including in demand deposit accounts), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

The Company will provide the holders (the “Public Shareholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon and note previously related to the Company to pay its tax obligations (initially anticipated to be $10.10 per Public Share). There will be no redemption rights upon completion of a Business Combination with respect to the Company’s warrants. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares and any Public Shares it may acquire during or after the Initial Public Offering in connection with the completion of Business Combination.

The Company will have until July 28, 2025, or until such earlier liquidation date as its board of directors may approve, unless otherwise extended in accordance with the Company’s Amended and Restated Memorandum and Articles of Association, to complete a Business Combination.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the completion window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Going Concern and Liquidity

As of June 30, 2023, the Company had $28,508 in cash held outside of the Trust Account and a working capital deficit of $274,911. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company’s balance of cash held outside of the Trust Account and working capital deficit as of June 30, 2023, in conjunction with the date for mandatory liquidation and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued.

The Company will have until July 28, 2025 (the “Combination Period”) to consummate a Business Combination. If a Business Combination is not consummated by July 28, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 28, 2025. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by July 28, 2025.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 26, 2023, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 22, 2023. The interim results for the period from March 7, 2023 (inception) through June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares if the net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ordinary shares to equal the redemption value ($10.10 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Through June 30, 2023, the Company has one class of ordinary shares outstanding, which is referred to as Class B ordinary shares. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

		For the period from
		March 7, 2023
	For the three months	(inception) through
	ended June 30, 2023	June 30, 2023
	Class B	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(3,931)	$(9,481)
Denominator:
Weighted Average Ordinary Shares(1)	5,000,000	5,000,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)
1)Excludes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). In July 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 750,000 Class B Ordinary Shares were no longer subject to forfeiture.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

As of June 30, 2023, the Company does not have any derivative instruments.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The warrants are not precluded from equity classification, and will be accounted for as such on the date of issuance, and each balance sheet date thereafter.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on July 25, 2023. On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 Units at price of $10.00 per Unit, including 3,000,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 797,600 Private Placement Units at a price of $10.00 per share in a private placement to the Sponsor, including 30,000 Private Placement Units issued in connection with the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $7,976,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (“Private Placement Warrant”). The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2023, the Sponsor acquired 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding any Public Shares purchased by the Sponsor in the Initial Public Offering and excluding the Private Placement Units). The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees as disclosed herein) until the earlier of: (i) six months following the consummation of a Business Combination; or (ii) subsequent to the consummation of a Business Combination, the date on which the Company consummates a transaction which results in all of its shareholders having the right to exchange their shares for cash, securities, or other property.

Promissory Note - Related Party

On March 13, 2023, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2023 or the date on which the Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $272,550 under the Promissory Note. On June 30, 2023, the balance on the Promissory Note was $272,550. On July 28, 2023, the Company repaid the outstanding balance under the Promissory Note in full.

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to an affiliate of the Company’s Chief Executive Officer $20,000 per month for these services during the 24-month period to complete a

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Business Combination. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of the initial Business Combination or liquidation.

In addition, following the commencement of the Initial Public Offering, the Company will pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will be accrued and will only be payable upon the successful completion of the initial Business Combination.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial Business Combination. The Units would be identical to the Private Placement Units. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, the Private Placement Units and any additional Private Placement Units that may be issued upon conversion of working capital loans (the “Working Capital Loans”) (and any underlying Class A ordinary shares) will have registration and shareholder rights to require the Company to register a sale of any of its securities held by them pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Simultaneously with the Initial Public Offering and sale of 20,000,000 Units (the “Firm Units”), the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 Units (the “Option Units”) at an offering price of $10.00 per Option Unit for an aggregate purchase price of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Firm Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Firm Unit and $0.55 per Option Unit, or $8,650,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no shares of preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023, there were 5,750,000 shares of Class B ordinary shares issued and outstanding. Of the 5,750,000 shares of Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On July 28, 2023, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the business combination agreement), subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (not including the Class A ordinary shares underlying the Private Placement Units), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

In addition, only holders of Founder Shares will have the right to vote on the appointment of directors prior to the completion of the Company’s initial Business Combination and on a vote to continue the Company in a jurisdiction outside the Cayman Islands.

Warrants —As of June 30, 2023, no warrants were outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60 business days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described elsewhere in this prospectus) on each of 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders and there is an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Units held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the units in the Initial Public Offering.

The Company accounts for the 11,898,800 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except for the Initial Public Offering which is disclosed throughout this document, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Haymaker Acquisition Corp. 4. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Haymaker Sponsor IV LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the U.S. Securities and Exchange Commission (the “SEC”). For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in Cayman Islands on March 7, 2023 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to focus our search for an initial business combination with a business in the consumer and consumer-related products and services industries.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 7, 2023 (inception) through June 30, 2023, were organizational activities, those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $3,931, which resulted from operating and formation costs of $3,931.

For the for the period from March 7, 2023 (inception) through June 30, 2023, we had a net loss of $9,481, which resulted from operating and formation costs of $9,481.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity, Capital Resources, and Going Concern

For the period from March 7, 2023 (inception) through June 30, 2023, net cash used in operating activities was $3,981, which was due to our net loss of $9,481, partially offset by changes in working capital accounts of $5,500.

For the period from March 7, 2023 (inception) through June 30, 2023, net cash provided by financing activities was $32,489, which was due to the proceeds from the promissory note - related party of $272,550, proceeds from the issuance of Class B ordinary shares to the Sponsor of $25,000, partially offset by the payment of offering costs of $265,061.

The Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, for the Company’s Initial Public Offering was declared effective on July 25, 2023 (File No. 333- 273117) (the “Registration Statement”). On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 797,600 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, including 30,000 Private Placement Units in connection with the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $7,976,000.

Following the closing of the Initial Public Offering on July 28, 2023, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, the Company had $28,508 in cash held outside of the Trust Account and a working capital deficit of $274,911. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company’s balance of cash held outside of the Trust Account and working capital deficit as of June 30, 2023, in conjunction with the date for mandatory liquidation and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued.

The Company will have until July 28, 2025 (the “Combination Period”) to consummate a Business Combination. If a Business Combination is not consummated by July 28, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 28, 2025. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by July 28, 2025.

Contractual Obligations

Registration Rights

The holders of (i) the 5,750,000 Class B ordinary shares (the “Founder Shares”) which were issued to the Sponsor on March 15, 2023, (ii) the Private Placement Units, including Class A ordinary shares and warrants contained therein, and (iii) any additional units (the “Working Capital Units”), including Class A ordinary shares and warrants contained therein, that may be issued upon conversion of working capital loans, and any Class A ordinary shares issuable upon conversion of the Founder Shares, Class A ordinary shares issuable upon the exercise of the warrants underlying the Private Placement Units, and any Class A ordinary shares issuable upon the exercise of the warrants underlying the Working Capital Units, will be entitled to registration rights pursuant to a registration rights agreement dated July 25, 2023, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s initial business combination.

Promissory Notes - Related Party

On March 13, 2023, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2023 or the date on which the Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $272,550 under the Promissory Note. On June 30, 2023, the balance on the Promissory Note was $272,550. On July 28, 2023, the Company repaid the outstanding balance under the Promissory Note in full.

Underwriters Agreement

Simultaneously with the Initial Public Offering and sale of 20,000,000 Units (the “Firm Units”), the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 Units (the “Option Units”) at an offering price of $10.00 per Option Unit for an aggregate purchase price of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Firm Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Firm Unit and $0.55 per Option Unit, or $8,650,000 in the aggregate will be payable to the representatives of the underwriters for deferred underwriting commissions). The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.10 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Registration Statement for our initial public offering. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 28, 2023, we consummated our initial public offering of 23,000,000 units (the “Units”), including 3,000,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $230,000,000. Cantor Fitzgerald & Co. and William Blair & Company, L.L.C. acted as book runners and representatives of the underwriters.

Simultaneously with the closing of the initial public offering, we completed the sale of an aggregate of 797,600 Units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $7,976,000.

A total of $232,300,000, or $10.10 per Unit, comprised of $226,000,000 of the net proceeds from the initial public offering and a portion of the $7,976,000 of the proceeds of the sale of the Private Placement Units (which amount includes $8,650,000 of the underwriter’s deferred discount), was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The specific investments in our trust account may change from time to time.

Other than as described above, there has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in our final prospectus related to our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1

Underwriting Agreement, dated July 25, 2023, by and among the Company and Cantor Fitzgerald & Co., and William Blair & Company, L.L.C. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2023)

3.1	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2023)
4.1

Warrant Agreement, dated July 25, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2023)

10.1

Investment Management Trust Agreement, July 25, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2023)

10.2

Registration Rights Agreement, dated July 25, 2023, by and among the Company and certain security holders. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2023)

10.3

Unit Subscription Agreement, dated July 25, 2023, by and between the Company and Haymaker Sponsor IV LLC. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2023)

10.4

Letter Agreement, dated July 25, 2023, by and among the Company, its officers, directors, and Haymaker Sponsor IV LLC. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2023)

10.5

Administrative Services Agreement, dated July 25, 2023, by and between the Company and Mistral Capital Management LLC. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2023)

10.6

Advisory Services Agreement, dated July 25, 2023, by and between the Company and Forest Crest Holdings, LLC. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Haymaker Acquisition Corp. 4

Date: September 8, 2023	By:	/s/ Andrew R. Heyer
Name: Andrew R. Heyer
Title: Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2023	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)