Form 10-Q
period 2023-09-30
Haymaker Acquisition Corp. 4
filed 2023-11-09
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, there were 23,797,600 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAYMAKER ACQUISITION CORP. 4

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

	UNAUDITED CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2023	3

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023	4

	UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023	5

	UNAUDITED CONDENSED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023	6

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4.	CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	24

Item 1A.	RISK FACTORS	24

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

Item 3.	DEFAULTS UPON SENIOR SECURITIES	25

Item 4.	MINE SAFETY DISCLOSURES	25

Item 5.	OTHER INFORMATION	25

Item 6.	EXHIBITS	25

SIGNATURES		26

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2023

(UNAUDITED)

ASSETS
Current assets:
Cash	$365,055
Prepaid expenses	469,353
Total current assets	834,408
Cash and investments held in Trust Account	233,366,459
TOTAL ASSETS	$234,200,867

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$34,870
Accrued offering costs	85,000
Total current liabilities	119,870
Deferred underwriting fee payable	8,650,000
Total Liabilities	8,769,870

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 23,000,000 shares at redemption value of $10.15	233,366,459

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	80
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(7,936,117)
Total Shareholders’ Deficit	(7,935,462)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$234,200,867

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH SEPTEMBER 30,2023

(UNAUDITED)

		For the period
		from March 7,
	For the three months	2023 (inception)
	ended September 30,	through September 30,
	2023	2023
General and administrative expenses	$157,653	$167,134
General and administrative expenses - related party	44,516	44,516
Loss from operations	(202,169)	(211,650)

Other income:
Interest earned on cash and investments held in Trust Account	1,066,459	1,066,459

Net income	$864,290	$854,809

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	16,175,824	7,111,111
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	$0.07

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares, basic and diluted	6,310,949	5,774,379
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.04	$0.07

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

(UNAUDITED)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at March 7, 2023 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,550)	(5,550)
Balance at March 31, 2023 (unaudited)	—	—	5,750,000	575	24,425	(5,550)	19,450
Net loss	—	—	—	—	—	(3,931)	(3,931)
Balance at June 30, 2023 (unaudited)	—	—	5,750,000	$575	$24,425	$(9,481)	$15,519
Sale of 797,600 Private Placement Units	797,600	80	—	—	7,975,920	—	7,976,000
Fair value of Public Warrants at issuance	—	—	—	—	1,242,000	—	1,242,000
Allocation of issuance costs	—	—	—	—	(98,295)	—	(98,295)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(9,144,050)	(8,790,926)	(17,934,976)
Net income	—	—	—	—	—	864,290	864,290
Balance at September 30, 2023 (unaudited)	797,600	$80	5,750,000	$575	$—	$(7,936,117)	$(7,935,462)

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$854,809
Adjustments to reconcile net income to net cash used in operating activities:
Income from assets held in Trust Account	(1,066,459)
Changes in operating assets and liabilities:
Prepaid expenses	(469,353)
Accrued expenses	34,870
Net cash used in operating activities	(646,133)

Cash Flows from Financing Activities:
Investment into Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,080
Proceeds from sale of Unit Purchase Option	7,975,920
Proceeds from promissory note - related party	300,000
Repayment of promissory note - related party	(372,550)
Payment of offering costs	(592,262)
Net cash provided by financing activities	233,311,188

Net Change in Cash	365,055
Cash - Beginning of period	—
Cash - End of period	$365,055

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$24,425
Deferred underwriting fee payable	$8,650,000
Offering costs paid by Sponsor as a draw to the promissory note	$72,550

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through September 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 25, 2023. On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at price of $10.00 per share, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $230,000,000, which is discussed in Note 3. Commencing on September 15, 2023, the holders of the Units may elect to separately trade the underlying Class A ordinary shares and warrants.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 797,600 Units to Haymaker Sponsor IV LLC (the “Sponsor”) (the “Private Placement Units”) at a price of $10.00 per share, generating gross proceeds of $7,976,000, which is described in Note 4.

Following the closing of the Initial Public Offering on July 28, 2023, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations and/or held as cash or cash equivalents (including in demand deposit accounts) with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

least $10.10 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Units, will be held in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Going Concern and Liquidity

As of September 30, 2023, the Company had $365,055 in cash held outside of the Trust Account and working capital of $714,538. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that this unaudited condensed financial statement is issued. The Company’s management plans to address this uncertainty through a Business Combination. The Company will have until July 28, 2025 (the “Combination Period”) to consummate a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 28, 2025. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by July 28, 2025.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 26, 2023, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 22, 2023. The interim results for the period from March 7, 2023 (inception) through September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares if the net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of September 30, 2023, the Class A ordinary shares reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,242,000)
Issuance costs allocated to Class A ordinary shares	(13,326,517)
Plus:
Accretion of carrying value to redemption value	17,934,976
Class A ordinary shares subject to possible redemption	$233,366,459

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,424,812, consisting of $4,000,000 of cash underwriting fees, $8,650,000 of deferred underwriting fees and $774,812 of other offering costs. As such, the Company recorded $13,326,517 of offering costs as a reduction of temporary equity and $98,295 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 11,898,800 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three months ended September 30, 2023 and for the period from March 7, 2023(inception) through September 30, 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the period from
			March 7, 2023
	For the Three Months		(inception)
	Ended September 30, 2023		through September 30, 2023
		Non-redeemable		Non-redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$621,726	$242,564	$471,743	$383,066
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,175,824	6,310,949	7,111,111	5,774,379
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.07	$0.07

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statement of operations.

The warrants met all of the criteria for equity classification and accounted for as such.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 7, 2023 (inception). The adoption of ASU 2020-06 did not have an impact on the unaudited condensed financial statements.

Except as provided above, the Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on July 25, 2023. On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 Units, at a price of $10.00 per Unit, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Commencing on September 15, 2023, the holders of the Units may elect to separately trade the underlying Class A ordinary shares and Public Warrants.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 797,600 Private Placement Units at a price of $10.00 per share in a private placement to the Sponsor, including 30,000 Private Placement Units issued in connection with the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $7,976,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one warrant (the “Private Placement Warrant”). The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2023, the Sponsor acquired 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding any Public Shares purchased by the Sponsor in the Initial Public Offering and excluding the Private Placement Units). On July 28, 2023, the underwriters exercised the over-allotment option in full, so those 750,000 Class B ordinary shares are no longer subject to forfeiture.

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

Promissory Note - Related Party

On March 13, 2023, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2023 or the date on which the Company consummated the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $272,550 under the Promissory Note. On July 28, 2023, the Company repaid the outstanding balance under the Promissory Note in full. The facility is no longer available to the Company subsequent to the IPO.

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Also, pursuant to an administrative services agreement dated July 25, 2023, the Company has agreed to pay to an affiliate of the Company’s Chief Executive Officer up to $20,000 per month for these services during the 24-month period to complete a Business Combination. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of the initial Business Combination or liquidation. For the three-month period ended September 30, 2023, the Company

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

incurred expenses of $44,516 for services under this agreement, which were included in the general and administrative expenses – related party on the accompanying unaudited condensed statement of operations.

In addition, pursuant to an advisory services agreement dated July 25, 2023, following the commencement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of September 30, 2023, the contingent fee payable for these services amounted to $44,516.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial Business Combination. The Units would be identical to the Private Placement Units. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023, no amounts were outstanding under the working capital loans.

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

The underwriters were paid a cash underwriting discount of $0.20 per Firm Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Firm Unit and $0.55 per Option Unit, or $8,650,000 in the aggregate, will be payable to the representatives of the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023, there were 23,797,600 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 797,600 Class A ordinary shares from the sale of the Private Placement Units are non-redeemable and are classified as permanent equity.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On July 28, 2023, the underwriters exercised the over-allotment option in full, so those 5,750,000 Class B ordinary shares are no longer subject to forfeiture.

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

Warrants —As of September 30, 2023,there were 11,898,800 warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60 business days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects its management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. At September 30, 2023, assets held in the Trust Account were comprised of $233,366,459 in money market funds which are invested primarily in U.S. Treasury Securities.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheets date and up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 7, 2023 (inception) through September 30, 2023, were organizational activities, those necessary to prepare for our Initial Public Offering, described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $864,290, which consisted of interest earned on investments held in our trust account of $1,066,459, offset by general and administrative expenses of $202,169.

For the for the period from March 7, 2023 (inception) through September 30, 2023, we had a net income of $854,809, which consisted of interest earned on investments held in our trust account of $1,066,459, offset by general and administrative expenses of $211,650.

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

Liquidity, Capital Resources, and Going Concern

For the period from March 7, 2023 (inception) through September 30, 2023, net cash used in operating activities was $646,133. The company had a net income of $854,809, which was affected by interest of $1,066,459 earned on investments held in our trust account and changes in operating assets and liabilities which used $434,483 of cash.

The Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, for the Company’s Initial Public Offering was declared effective on July 25, 2023 (File No. 333- 273117) (the “Registration Statement”). On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $230,000,000. Commencing on September 15, 2023, the holders of the Units may elect to separately trade the underlying Class A ordinary shares and warrants.

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

As of September 30, 2023, the Company had $365,055 in cash held outside of the trust account and working capital of $714,538. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued.

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

Promissory Note - Related Party

On March 13, 2023, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2023 or the date on which the Company consummated the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $272,550 under the Promissory Note. On July 28, 2023, the Company repaid the outstanding balance under the Promissory Note in full.

Underwriters Agreement

Simultaneously with the Initial Public Offering and sale of 20,000,000 Units (the “Firm Units”), the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 Units (the “Option Units”) at an offering price of $10.00 per Option Unit for an aggregate purchase price of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Firm Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Firm Unit and $0.55 per Option Unit, or $8,650,000 in the aggregate, will be payable to the representatives of the underwriters for deferred underwriting commissions). The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

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

Net Income Per Share

The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Registration Statement for our initial public offering. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

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

Haymaker Acquisition Corp. 4

Date: November 9, 2023	By:	/s/ Andrew R. Heyer
Name: Andrew R. Heyer
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)