Form 10-K
period 2023-12-31
Haymaker Acquisition Corp. 4
filed 2024-03-29
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 001-41757

HAYMAKER ACQUISITION CORP. 4

(Exact name of registrant as specified in its charter)

Cayman Islands	86-2213850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Madison Avenue, Floor 5
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 616-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	HYAC U	The New York Stock Exchange

Class A Ordinary Shares, par value $0.0001 per share	HYAC	The New York Stock Exchange

Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	HYAC WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒   No   ☐

The registrant’s securities were not listed on any exchange and had no market value as of the last business day of the second fiscal quarter of 2023. The registrant’s Units begin trading on the New York Stock Exchange on July 26, 2023 and the registrant’s Class A Ordinary Shares and Warrants began trading on the New York Stock Exchange on September 15, 2023. The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than Class A Ordinary Shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on December 29, 2023, the last business day of the reporting period, as reported on the New York Stock Exchange was $236,210,000.

As of March 29, 2024, there were 23,797,600 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;
●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Initial Shareholders (as defined below);
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the impact on the amount held in the Trust Account, our capitalization and other impacts on our Company or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 25, 2023, we entered into with an affiliate of our Chief Executive Officer, for office space, administrative and support services;
●	“Advisory Services Agreement” are to the Advisory Services Agreement, dated July 25, 2023, we entered into with an affiliate our Financial Officer for services rendered prior to the consummation of our initial Business Combination;
●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 28, 2025 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, unless extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “our,” “we,” or “us” are to Haymaker Acquisition Corp. 4, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the (i) automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described in this Report (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) and (ii) conversion at any time prior to our initial Business Combination of an equal number of shares of Class B Ordinary Shares at the option of the holder, in each case as described in this Report
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Haymaker I” are to Haymaker Acquisition Corp., a SPAC (as defined below) that completed a $330 million initial public offering in October 2017 and completed its initial Business Combination in March 2019;
●	“Haymaker II” are to Haymaker Acquisition Corp II, a SPAC that completed a $400 million initial public offering in June 2019 and completed its initial Business Combination in December 2020;
●	“Haymaker III” are to Haymaker Acquisition Corp. III, a SPAC that completed a $317.5 million initial public offering in March 2021 and completed an initial Business Combination in May 2022;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 28, 2023;
●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 15, 2023;
●	“IPO Registration Statement” or “Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, and declared effective on July 25, 2023 (File No. 333- 273117);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated July 25, 2023, we entered into with our officers, directors and Sponsor;

●	“Management” or our “Management Team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 25, 2023, we entered into with the holders of the (i) Founder Shares, including any Class A Ordinary Shares issuable upon conversion of the Founder Shares, (ii) the Private Placement Units, including any underlying securities, and (iii) any WCL Units (as defined below), including any underlying securities;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Haymaker Sponsor IV LLC, a Delaware limited liability company;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 25, 2023, which we entered into with Continental, as trustee of the Trust Account;

v

●	“Trust Account” are to the U.S.-based trust account in which an amount of $ 232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Unit Subscription Agreement” are to the Unit Subscription Agreement, dated July 25, 2023 we entered into with the Sponsor governing the Sponsor’s purchase of the Private Placement Units in the Private Placement;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“WCL Units” are to any units of the post-Business Combination company issued, at a price of $10.00 per unit, upon conversion of up to $1,500,000 of Working Capital Loans (as defined below) at the option of the lender, upon consummation of the initial Business Combination;
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.Business.

General

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on March 7, 2023 and will seek to effect an initial Business Combination with one or more businesses or entities. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering, and searching for a Business Combination target. We have not selected any specific Business Combination target. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

We intend to acquire and operate a business in the consumer and consumer-related products and services industries and believe our Management Team is well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our shareholders. However, we are not limited to these industries and we may pursue a Business Combination opportunity in any business or industry we choose and we may pursue a company with operations or opportunities in any geographic location. Our executives are experienced at recognizing and quantifying the value of brands and creating strategies to reposition those brands globally so that they reach their full market potential. Because of our vast global network, we may pursue a Business Combination whose operations are not domiciled in the United States or whose business is conducted outside the United States. Not only does our Management Team bring a combination of operating, investing, financial and transaction experience, but certain members of our Management Team have also worked together for over a decade creating value for shareholders.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On July 28, 2023, we consummated our Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Unit Subscription Agreement, we sold an aggregate of 797,600 Private Placement Units to our Sponsor in the Private Placement, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $7,976,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in this Report.

A total of $232,300,000, comprised of $226,000,000 of the proceeds from the Initial Public Offering (which amount includes $8,650,000 of the underwriter’s deferred discount) and $6,300,000 of the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Andrew R. Heyer, our Chief Executive Officer and Executive Chairman and Steven J. Heyer, our President and one of our directors, as well as Andrew Heyer’s brother, and Christopher Bradley, our Chief Financial Officer. Messrs. Heyer’s and Heyer’s careers have centered on identifying and implementing value creation initiatives within the consumer and consumer-related products and services industries. They have combined over 75 year careers in the consumer and consumer-related products and services industries by relying on what we believe to be tried-and-true management strategies: cost management and productivity enhancement, and reinvesting the savings behind product innovation, marketing, channel development, and brand building. Mr. Bradley brings extensive mergers and acquisitions, public equities, structuring and strategy consulting experience to our efforts.

We must complete our initial Business Combination by July 28, 2025, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of the Combination Period, then we will distribute all amounts in the Trust Account to our Public Shareholders (net of taxes paid or payable and up to $100,000 to pay dissolution expenses). We may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of our Public Shareholders, who will be provided the opportunity to at that time to redeem all or a portion their Public Shares (which would likely have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company, such as our ability to maintain our listing on NYSE. Our Sponsor may also explore transactions under which it would sell its interest in our Company to another management team.

Management Team

We believe that our Management Team is well positioned to identify an attractive target business within the consumer and consumer-related products and services industries and that their proprietary deal sourcing network, ranging from industry executives, private business owners, private equity investors, and investment bankers will enable us to pursue a broad range of opportunities across the entire consumer and consumer-related products and services industries globally. We may pursue a Business Combination with a company not domiciled in the United States or whose operations are predominantly not in the United States. Our Management believes that its ability to identify and implement operational value creation initiatives will remain central to its differentiated acquisition strategy. Additionally, our network and current affiliations will allow us to lean heavily on an existing infrastructure of resources that will assist in due diligence and ultimately structuring an acquisition.

From the period commencing with our formation through the date of this Report, there have been no communications or discussions between any of our officers, directors or our Sponsor and any of their potential contacts or relationships regarding a potential initial Business Combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Accordingly, there is no current basis for investors in the Initial Public Offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination. Although our Management assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Past performance of our Management Team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial Business Combination or (ii) of success with respect to any Business Combination we may consummate. You should not rely on the historical performance record of our Management as indicative of our future performance.

Members of our Management Team were formerly members of the management teams of Haymaker I and Haymaker II, and Haymaker III. In connection with Haymaker I’s initial Business Combination, Haymaker I shareholders exchanged their shares for shares in OneSpaWorld Holdings Ltd. (NASDAQ: OSW), an operator of centers offering guests a comprehensive suite of health, fitness, beauty and wellness services, treatments, and products aboard cruise ships and at destination resorts around the world (“OneSpaWorld”). Haymaker I management announced the Business Combination with OneSpaWorld on November 1, 2018, approximately 12 months after Haymaker I’s initial public offering, and Haymaker I’s stockholders approved the Business Combination approximately four and a half months later. Haymaker II announced its Business Combination with (i) GPM Investments, LLC, a leading convenience store operator with over 2,900 locations in 33 states, and (ii) ARKO Holdings Ltd. (NASDAQ: ARKO), an Israeli public holding company, on September 9, 2020, approximately 15 months after Haymaker II’s initial public offering, and Haymaker II’s stockholders approved the Business Combination approximately three and a half months later. Haymaker III completed its $317.5 million initial public offering in March 2021 and completed an initial Business Combination with BioTE Holdings, LLC, which has become biote Corp. (NASDAQ:BTMD), a differentiated medical practice-building business within the hormone optimization space.

Our Management Team raised equity facilities (incremental to Haymaker I and Haymaker II’s capital in trust) and new debt facilities to successfully complete the Business Combinations for Haymaker I, Haymaker II and Haymaker III.

Business Strategy and Deal Origination

Our acquisition and value creation strategy is to identify, acquire and, after our initial Business Combination, build a company in the consumer or consumer-related products and services industries that complements the experience of our Management Team and can benefit from their operational expertise. Our Business Combination strategy leverages our Management Team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the consumer and consumer-related products and services industries could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.

We utilize the network and industry experience of Messrs. Heyer and Heyer and their affiliates in seeking an initial Business Combination and employing our Business Combination strategy. Over the course of their careers, the members of our Management Team and their affiliates have developed a broad network of contacts and corporate relationships globally that we believe serve as a useful source of acquisition opportunities. This network has been developed through our Management Team’s:

●	extensive experience in both investing in and operating in consumer and consumer-related products and services industries;
●	marketing and growing these companies through experience engineering and de-commoditizing their services and products;
●	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;
●	relationships with sellers, financing providers and target management teams; and
●	experience in executing transactions in the consumer and consumer-related products and services industries under varying economic and financial market conditions.

These networks provide our Management Team with a robust flow of acquisition opportunities. In addition, target business candidates are brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. After our Initial Public Offering, members of our Management Team began communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential Business Combination and begin the process of pursuing and reviewing potentially interesting leads.

In addition, drawing on their extensive investing and operating experiences, our Management Team is tapping four major sources of deal flow:

●	directly identifying potentially attractive undervalued situations through primary research into industries and companies;
●	receiving information from our Management Team’s global contacts about a potentially attractive situation;
●	contact from securities broker-dealers’ research, sales, trading or investment banking department offering or identifying businesses seeking a combination or added value that matches our strengths; or
●	inbound opportunities from a company or existing stakeholders seeking a combination, including corporate divestitures.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial Business Combination. We use these criteria and guidelines in evaluating Business Combination opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet all of these criteria and guidelines. We focus on candidates that we believe:

●	have market and/or cost leadership positions in their respective consumer or consumer-related products and services niches and would benefit from our extensive networks and insights within the consumer and consumer-related products and services industries;
●	provide enduring products, content, or services, with the potential for revenue, market share and/or distribution improvements;
●	are fundamentally sound companies that are underperforming their potential and offer compelling value;

●	offer the opportunity for our Management Team to partner with established target management teams or business owners to achieve long-term strategic and operational excellence, or, in some cases, where our access to accomplished executives and the skills of the management of identified targets warrants replacing or supplementing existing management;
●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and
●	offer an attractive risk-adjusted return for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our officers and directors may become officers or directors of any other blank check company prior to completion of our initial Business Combination. In particular, two of our executive officers, Andrew Heyer, our Chief Executive Officer and Executive Chairman, and Christopher Bradley, our Chief Financial Officer, also currently serve in officer, director and/or advisory capacities at other blank check companies. As a result, our officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved.

Initial Business Combination

NYSE rules require that we must consummate an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of execution of the definitive agreement for such Business Combination. Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target Management Team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test described above. If the Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Pursuant to our Amended and Restated Charter, we have until the end our Combination Period, currently July 28, 2025, or until such earlier liquidation date as our Board of Directors may approve, to complete an initial Business Combination. However, we may hold a shareholder vote at any time to amend our Amended and Restated Charter to modify the amount of time we have to consummate an initial Business Combination (as well as to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we have not consummated an initial Business Combination within the time periods described in this Report or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity). Our Initial Shareholders, executive officers and directors have agreed that they will not propose any such amendment unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable), divided by the number of then-outstanding Public Shares, subject to the limitations described in this Report.

Sourcing of Potential Initial Business Combination Targets

We believe our Management Team is well positioned to identify unique opportunities across the private company landscape in the consumer and consumer-related products and services industries. Our selection process will leverage our relationships with leading technology company founders, executives of private and public companies, venture capitalists, private equity and growth equity funds.

We have not contacted any of the prospective target businesses that Haymaker I, Haymaker II, Haymaker III, Priveterra Acquisition Corp. II, AF Acquisition Corp., TKB Critical Technologies 1, Growth for Good Acquisition Corporation or Colesium Acquisition Corporation had considered and rejected as a target business to acquire. However, we may contact such targets if we become aware that such targets are interested in a potential initial Business Combination with us and such transaction would be attractive to our shareholders. Accordingly, there is no current basis for our shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial Business Combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial Business Combination is fair to our Company from a financial point of view and a majority of our disinterested and independent directors approve such transaction.

Members of our Management Team and our independent directors directly, or indirectly, own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor and/or our executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, the Founder Shares and Private Placement Units may expire worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor and our executive officers and directors to complete any transaction, regardless of its ultimate value. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under the Companies Act. Our Amended and Restated Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Financial Position

With funds available for a Business Combination as of December 31, 2023 in the amount of approximately $236,441,201, assuming no redemptions, net of taxes paid or payable and after payment of $8,650,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

There will be no fees, reimbursements or cash payments made by us to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, other than the following payments, none of which will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination:

●	Repayment on July 28, 2023 of the outstanding balance in full under the IPO Promissory Note made to us by our Sponsor to cover offering-related and organizational expenses. Borrowings under the IPO Promissory Note are no longer available;
●	Payment to an affiliate of our Chief Executive Officer of $20,000 per month, for office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement;
●	Payment to an affiliate of our Chief Financial Officer of $20,000 per month for services rendered prior to the consummation of our initial Business Combination, which amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination, pursuant to the Advisory Services Agreement;
●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial Business Combination;
●	Payment of a finder’s fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination; and
●	Repayment of any Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into WCL Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The WCL Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Charter. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue (other than in a public offering for cash) Class A Ordinary Shares that will either (i) be equal to or in excess of 20% of the number of Class A Ordinary Shares then outstanding or (ii) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of Ordinary Shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (i) 1% of the number of Ordinary Shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (ii) 5% of the number of Ordinary Shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, Initial Shareholders, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares our Initial Shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, Initial Shareholders, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of Public Shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met, or to reduce the number of Public Shares being submitted for redemption. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, Initial Shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Initial Shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase Public Shares from based on a negotiated price and number of Public Shares and any other factors that they may deem relevant, and will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described in this Report. The amount in the Trust Account as of December 31, 2023 was approximately $10.28 per Public Share. The per share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the representatives of the underwriters. Our Initial Shareholders, Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

Limitations on Redemptions

Our Amended and Restated Charter provides that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding Ordinary Shares or seek to amend our Amended and Restated Charter would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s shareholder approval rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above will be contained in provisions of our Amended and Restated Charter and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by a special resolution of our shareholders, which is a resolution passed by at least two-thirds of the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive the approval of an ordinary resolution under Cayman Islands law, which is a resolution passed by a simple majority of the shareholders as, being entitled to do so, vote at a general meeting of the company and includes a unanimous written resolution. In accordance with our Amended and Restated Charter, a quorum for such meeting will be holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our Initial Shareholders will count towards this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares or Private Placement Shares they hold and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Initial Shareholders’ Founder Shares and Private Placement Shares, we would need only 8,226,201, or approximately 35.8% of the 23,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Assuming that only one-third of our issued and outstanding Ordinary Shares are voted, representing a quorum under our Amended and Restated Charter, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to have an initial Business Combination approved. These quorum and voting thresholds, and the voting agreements of our Initial Shareholders, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial Business Combination, which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their shares.

Our Amended and Restated Charter provides that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

We will also provide this redemption opportunity to our Public Shareholders should we seek approval to amend our Amended and Restated Charter to extend our Combination Period consistent with applicable laws, regulations and stock exchange rules.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering (the “Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If our initial proposed initial Business Combination is not completed, we may continue to try to complete an initial Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we will have only until the end of the Combination Period to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under the Companies Act to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Initial Shareholders, Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares they hold if we fail to complete our initial Business Combination within the Combination Period or any extended period of time that we may have to consummate an initial Business Combination as a result of an amendment to our Amended and Restated Charter. However, if our Initial Shareholders, Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Our Initial Shareholders, Sponsor, officers and directors have agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable), divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares if our net tangible assets will be at least $5,000,0001 either immediately prior to or upon consummation of our initial Business Combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $205,975 of proceeds held outside the Trust Account as of December 31, 2023, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by Public Shareholders upon our dissolution would be approximately $10.28 as of December 31, 2023. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.28. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than Withum, our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. The underwriters of the Initial Public Offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.10 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less (x) taxes payable and (y) up to $100,000 for dissolution expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we have access to up to approximately $205,975 from the proceeds of the Initial Public Offering held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.10 per share to our Public Shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent preference, conveyance or disposition”. As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have 3 executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A Ordinary Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 28, 2028, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (ii) our annual revenues exceed $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;
●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;
●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;
●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;
●	Trust Account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and our shareholders will have limited liquidity and trading;
●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;
●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;
●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;
●	since our Initial Shareholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;
●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $10.28 per share (as of December 31, 2023);
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.28 per share (as of December 31, 2023), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;
●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;
●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination; and
●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements that are included elsewhere in this Report were issued.

We may seek to extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

We may seek to extend the Combination Period. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on NYSE.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC‘s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, instruct Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other material provisions relating to our shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial

Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.28 (as of December 31, 2023) per Public Share upon the liquidation of our Trust Account and our Warrants will expire worthless.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) Registration Statement and (ii) Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2023, as filed with the SEC on November 9, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 1C.Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2.Properties.

Our executive offices are located at 501 Madison Avenue, Floor 5, New York, NY 10022, and our telephone number is (212) 616-9600. Pursuant to the Administrative Services Agreement, the cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our Chief Executive Officer for office space, administrative and shared personnel support services, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on NYSE under the symbols “HYAC U,” “HYAC” and “HYAC WS,” respectively. Our Units commenced public trading on July 26, 2023, and our Public Shares and Public Warrants commenced separate public trading on September 15, 2023.

(b)Holders

On March 29, 2024, there was two holders of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and one holder of record of our Warrants.

(c)Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering, pursuant to the Unit Subscription Agreement, we completed the private sale of an aggregate of 797,600 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,976,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(f)Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the SEC on September 8, 2023. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the financial statements contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on March 7, 2023, formed for the purpose of entering into a Business Combination with one or more businesses. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering, and searching for a Business Combination target. We have not selected any Business Combination target. We are focusing our search for an initial Business Combination with a business in the consumer and consumer-related products and services industries.

We must complete our initial Business Combination by July 28, 2025, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of the Combination Period, then we will distribute all amounts in the Trust Account to our Public Shareholders (net of taxes paid or payable and up to $100,000 to pay dissolution expenses). We may, however, elect to seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension requires the approval of our Public Shareholders, who will be provided the opportunity to at that time to redeem all or a portion their Public Shares (which would likely have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company, such as our ability to maintain our listing on NYSE. Our Sponsor may also explore transactions under which it would sell its interest in our Company to another management team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 7, 2023 (inception) through December 31, 2023, were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 7, 2023 (inception) through December 31, 2023, we had a net income of $4,701,033, which consisted of interest earned on investments held in our Trust Account of $5,196,857, offset by general and administrative expenses of $495,824.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

For the period from March 7, 2023 (inception) through December 31, 2023, net cash used in operating activities was $805,213. The company had a net income of $4,701,033, which was affected by interest of $5,196,857 earned on investments held in our Trust Account and changes in operating assets and liabilities, which used $309,389 of cash.

On July 28, 2023, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds for our Company of $230,000,000. Commencing on September 15, 2023, the holders of the Units may elect to separately trade the underlying the Public Shares and Public Warrants.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Unit Subscription Agreement, we consummated the sale of 797,600 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit in the Private Placement, including 30,000 Private Placement Units in connection with the exercise of the underwriters’ over-allotment option in full, generating gross proceeds for our Company of $7,976,000.

Following the closing of the Initial Public Offering on July 28, 2023, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account.

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

As of December 31, 2023, we had $205,975 in cash held outside of the Trust Account and working capital of $286,627. Our liquidity condition raises substantial doubt about our ability to continue as a going concern one year from the date that the financial statements and the notes to the financial statements contained elsewhere in this Report were issued.

We currently have until July 28, 2025 to consummate a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and our subsequent dissolution after the end of the Combination Period. We intend to complete the initial Business Combination before the end of the Combination Period; however, there can be no assurance that we will be able to do so.

Contractual Obligations

Registration Rights

The holders of (i) the 5,750,000 Founder Shares, which were issued to the Sponsor on March 15, 2023, including any Class A Ordinary Shares issuable upon conversion of the Founder Shares, (ii) the Private Placement Units, including any Private Placement Shares issuable upon the exercise of the Private Placement Warrants underlying the Private Placement Units, and (iii) any WCL Units that may be issued upon conversion of any Working Capital Loans, including any Class A Ordinary Shares issuable upon the exercise of the warrants underlying the WCL Units, will be entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our initial Business Combination.

IPO Promissory Note

On March 13, 2023, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. This loan was non-interest bearing and payable on the earlier of December 31, 2023 or the date on which we consummated the Initial Public Offering. Prior to the Initial Public Offering, we had borrowed $272,550 under the IPO Promissory Note. On July 28, 2023, we repaid the outstanding balance under the IPO Promissory Note in full, and borrowings under the IPO Promissory Note are no longer available.

Underwriters Agreement

Simultaneously with the Initial Public Offering and sale of 20,000,000 Units, the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 Units (the “Option Units”) at an offering price of $10.00 per Option Unit for an aggregate purchase price of $30,000,000. The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Unit and $0.55 per Option Unit, or $8,650,000 in the aggregate, will be payable to the representatives of the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we pay an affiliate of our Chief Executive Officer $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of our initial Business Combination or our liquidation. As of December 31, 2023, we had incurred $104,516 under the Administrative Services Agreement.

Advisory Services Agreement

Pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination. As of December 31, 2023, we had incurred $104,516 in contingent fees under the Advisory Services Agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Income Per Share

We have two classes of shares, the (i) redeemable Class A Ordinary Shares and the non-redeemable Class A and (ii) Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the Initial Public Offering since the exercise of the Warrants are contingent upon the occurrence of future events.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection (i) with our liquidation, (ii) if there is a shareholder vote or tender offer in connection with the initial Business Combination and (iii) with certain amendments to the Amended and Restated Charter. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our Amended and Restated Charter provides that currently, we will only redeem our Public Shares. However, the threshold in the Amended and Restated Charter would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. We recognize change in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2023.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Andrew R. Heyer	66	Chief Executive Officer and Executive Chairman
Steven J. Heyer	71	President and Director
Christopher Bradley	47	Chief Financial Officer and Secretary
Roger Meltzer	73	Director
Walter F. McLallen	58	Director
Brian Shimko	38	Director

The experience of our directors and executive officers is as follows:

Andrew R. Heyer, our Chief Executive Officer, who has served as our Executive Chairman since our Initial Public Offering in July 2023, is a finance professional with over 40 years of experience investing in the consumer and consumer-related products and services industries, as well as a senior banker in leveraged finance during which time his clients included many large private equity firms. Mr. Heyer served as President and Director of Haymaker III until it completed its Business Combination in May 2022 with BioTE Holdings, LLC, which has become biote Corp. (NASDAQ:BTMD). Since this Business Combination he has remained on the biote board of directors. Mr. Heyer served as President and Director of Haymaker II until it completed its Business Combination in December 2020 with GPM Investments, LLC and ARKO Holdings Ltd. (NASDAQ:ARKO), and has since remained on its board. Mr. Heyer was President and Director of Haymaker I until it completed its Business Combination with OneSpaWorld Holdings Ltd. (NASDAQ: OSW), in March 2019, and has since remained on its board. Currently, Mr. Heyer serves as the Chief Executive Officer and Founder of Mistral, a private equity fund manager founded in 2007 that invests in the consumer industry. Prior to founding Mistral in 2007, from 2000 to 2007, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds from 1995 to 2001. Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. from 1990 to 1995. Before Argosy, from 1984 to 1990, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and, previous to that, he worked at Shearson/American Express. From 1993 through 2009, Mr. Heyer also served on the board of The Hain Celestial Group, Inc., a natural and organic food and products company, rejoining the board from 2012 to 2019. Mr. Heyer also serves on the board of The Lovesac Company, Inc., a branded omni- channel retailer of technology-forward furniture, from 2010 to the present. Mr. Heyer also served on the board of several private companies owned in whole or in part by Mistral, including Worldwise, Inc., a pet accessories business from 2011 to 2021. Mr. Heyer has also served on the board of Insomnia Cookies, a retailer of desserts open primarily in the evening and nighttime. In the past, Mr. Heyer has served as a director of XpresSpa Group, Inc. from 2016 to 2019 (NASDAQ:XWEL), Las Vegas Sands Corp., a casino company, from 2006 to 2008, El Pollo Loco Holdings, Inc., a casual Mexican restaurant, from 2005 to 2008, and Reddy Ice Holdings, Inc., a manufacturer of packaged ice products, from 2003 to 2006. From March 2021 until December 2022, he served on the board of AF Acquisition Corp. He also served on the board of Coliseum Acquisition Corp. (NASDAQ: MITA) from January 2021 to June 2023, and the board of Tastemaker Acquisition Corp. from January 2021 to July 2023.

Mr. Heyer was named as a defendant in three class action derivative stockholder actions, which were consolidated into one action, in connection with Hain Celestial Group filed in the Eastern District Court of New York in 2017, alleging, among other things, breach of fiduciary duty and violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings. In November 2022, the assigned Magistrate issued a report and recommendation recommending dismissal with prejudice, to which plaintiffs filed objections and defendants countered. The case remains pending.

Mr. Heyer is the brother of Mr. Steven Heyer, our President and one of our directors. Mr. Heyer is qualified to serve as a director due to his extensive finance, investment and operations experience, particularly in the consumer and consumer-related products and services industries.

Steven J. Heyer, our President, who has served as one of our directors since our inception in March 2023, has over 35 years of experience in the consumer and consumer-related products and services industries, leading a range of companies and brands. Mr. Heyer has applied his experience and analytical skills in a variety of leadership positions across diverse industry groups, including broadcast media, consumer products, and hotel and leisure companies. Mr. Heyer formerly served as the Chief Executive Officer and Executive Chairman of Haymaker III (NASDAQ: HYACU) until its Business Combination with BioTE Holdings, LLC, which has become biote Corp. (NASDAQ:BTMD) in May 2022. He now serves on the board of biote. Mr. Heyer served as the Chief Executive Officer and Chairman of Haymaker II until it completed its Business Combination in December 2020 with GPM Investments, LLC and ARKO Holdings Ltd. (NASDAQ:ARKO), which together merged under a new name, ARKO as part of the Business Combination, and has since remained on its board since such time thereafter serving on its board of directors as Director. Mr. Heyer was Chief Executive Officer and Chairman of Haymaker I from its formation until it completed its Business Combination with OneSpaWorld Holdings Ltd. (NASDAQ: OSW) in March 2019. He served as Vice Chairman on the board of directors of OneSpaWorld from its Business Combination until June 2023. Mr. Heyer’s operating experiences include: leading the turnaround of Outback Steakhouse as an advisor (from 2010 to 2012); as Chief Executive Officer of Starwood Hotels & Resorts Worldwide (from 2004 until 2007); as President and Chief Operating Officer of The Coca-Cola Company (from 2001 to 2004); as a member of the boards of Coca-Cola FEMSA, and Coca-Cola Enterprises (all from 2001 to 2004); as President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee (from 1994 to 2001); as President and Chief Operating Officer of Young & Rubicam Advertising Worldwide (from 1992 to 1994); and before that spending 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. For the last five years, Mr. Heyer has served on the boards of Lazard Ltd, Lazard Group, and Atkins Nutritionals Inc. (each as further described below) as well as investing in a private capacity in early stage and venture consumer and consumer media companies. Mr. Heyer has extensive board experience, including: the board of Atkins Nutritionals Inc. until 2017, when it was acquired by Conyers Park Acquisition Corp, a publicly traded special purpose acquisition company; Lazard Ltd and Lazard Group (2005 to present); the board of WPP Group, a publicly traded digital, internet, and traditional advertising company (2000 to 2004); the board of Equifax, the publicly traded consumer credit reporting and insights company (2002 through 2003); the board of Omnicare, Inc., a supplier of pharmaceutical care to the elderly (2008 through 2015); the board of Vitrue, Inc., a provider of social marketing publishing technologies (2007 through 2012); and the board of Internet Security Systems, Inc. a provider of internet security software, appliance, and services (2004 through 2005). In March 2011, Harry & David Holdings, Inc. (“Harry & David”), a company where Mr. Heyer had been Chief Executive Officer from 2010 until February 2011, filed a prearranged Chapter 11 plan under the U.S. Bankruptcy Code. Subsequently, Harry & David filed a reorganization plan in bankruptcy court in May 2011 and emerged from bankruptcy in September 2011. Mr. Heyer received his B.S. from Cornell University and an M.B.A. from New York University. Mr. Heyer is the brother of Mr. Andrew Heyer, our Chief Executive Officer and Executive Chairman. Mr. Heyer is qualified to serve as a director due to his extensive operations, management and business background, particularly in the consumer and consumer-related products and services industries.

Christopher Bradley, our Chief Financial Officer and Secretary since our inception, brings over 20 years of investing experience spanning venture capital, private equity, and public companies. Mr. Bradley is a Managing Director at Mistral Equity Partners, a consumer and retail private equity fund, where he has been since 2008. He also currently serves as the Chief Executive Officer and a director of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies, a role he has held since he founded the fund in 2016. He has also served as the Chief Financial Officer and Secretary of TMKR since January 2021. He served as the Chief Financial Officer of Haymaker Acquisition Corp. III, a special purpose acquisition company, from March 2021 to May 2022, where he led the deal sourcing, negotiation, structuring, and diligence for this entity’s merger with BioTE Holdings, LLC, which has become biote Corp. (NASDAQ:BTMD), after which he served as biote’s Strategic Advisor until September 2023. From 2019 until its Business Combination in December of 2020, Mr. Bradley served as the Chief Financial Officer of Haymaker Acquisition Corp. II, a special purpose acquisition company. As with Haymaker III, Mr. Bradley led the deal sourcing, negotiation, and structuring of Haymaker II’s merger with ARKO Holdings Ltd. (NASDAQ:ARKO), the nation’s sixth largest chain of convenience stores. From 2017 until its Business Combination in March 2019, he served as the CFO of Haymaker I, a special purpose acquisition company, and, as with Haymaker II and III, led that entity’s merger with OneSpaWorld Holdings Ltd. (NASDAQ: OSW), the world’s largest operator of spas on cruise ships and at destination resorts. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley currently serves on the board of Roth CH Acquisition Co. (formerly TKB Critical Technologies 1), a blank check company (NASDAQ:USCT), and on the advisory boards of Carnegie Park Capital, a multi-strategy private and public investment fund, MITA and Growth for Good Acquisition Corp (NASDAQ:GFGD), a blank check company that currently intends to merge with Zero Nox, Inc., an off-highway electrification provider, positions he has held since 2023, 2020, and 2021, respectively. Mr. Bradley has served as a member of the board of directors of The Beacon Consumer Incubator Fund since 2016. Mr. Bradley previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler, from 2016 to 2020; The Lovesac Company, Inc. (NASDAQ:LOVE), a direct to consumer furniture retailer, from 2010 to 2019; Country Pure Foods, Inc. a wholesaler of packaged juice products, from 2010 to 2014; XWELL, Inc. (NASDAQ:XWEL), formerly Xpress Spa Group, Inc., from 2012 to 2014; and Jamba, Inc., formerly Jamba Juice, Inc. (NASDAQ:JMBA), from 2009 to 2013. From June 2021 through June 2023, he served on the advisory board of MITA. Mr. Bradley earned an A.B. from the University of Chicago and an M.B.A. from The Harvard Business School.

Roger Meltzer, Esq., who has served as one of our directors since July 2023, is a distinguished global leader. Mr. Meltzer has practiced law at DLA Piper LLP since 2007 and held various roles: Global Co-Chairman (2015 through 2020), and currently as Chairman Emeritus; Americas Co-Chairman (2013 through 2020); Member, Office of the Chair (2011 through 2020); Member, Global Board (2008 through 2020); Co-Chairman, U.S. Executive Committee (2013 through 2020); Member, U.S. Executive Committee (2007 through 2020); and Global Co-Chairman, Corporate Finance Practice (2007 through 2015). Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1977 to 2007 where he was a member of the Executive Committee from 1987 through 2007, Co-Administrative Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the Advisory Board of Harvard Law School Center on the Legal Profession (May 2015—Present); and the Board of Trustees, New York University Law School (September 2011—Present); and previously served on the Corporate Advisory Board, John Hopkins, Carey Business School (January 2009—December 2012). He has previously served on the board of directors of: Lionheart II  Corp (March 2021 to May 2022), Lionheart III Corp (March 2021 to August 2022), Haymaker Acquisition Corp. III (February 2021 to July 2022), certain subsidiaries of Nordic Aviation Capital (December 2021 to April 2022), The Legal Aid Society (November 2013 to January 2020), Hain Celestial Group, Inc. (December 2000 to February 2020), American Lawyer Media (January 2010 to July 2014) and The Coinmach Service Corporation (December 2009 to June 2013). Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. In February 2021, Mr. Meltzer joined the board of directors of Ubicquia LLC, a smart solutions infrastructure company. In May 2022, Mr. Meltzer joined the board of directors of MSP Recovery, Inc. following its business combination with Lionheart Acquisition Corp. II. In June 2022, Mr. Meltzer joined the board of directors of Aearo Holding LLC and affiliated entities. In August 2022, Mr. Meltzer joined the board of directors of Empatan Public Limited Company following its business combination with Lionheart III Corp, Security Matters Limited and Aryeh Merger Sub Inc. In January 2023, Mr. Meltzer joined the board of directors of AID Holdings II, a senior living facility provider and portfolio company of TPG Capital L.P.  In February 2023, Mr. Meltzer joined the board of directors of Klein Hersh, an executive recruitment firm that spans the life sciences continuum and healthcare industry.  In April 2023, Mr. Meltzer joined the board of directors of Cyxtera Technologies, Inc., a company specializing in colocation and interconnection services. In May 2023, Mr. Meltzer joined the board of directors of John C. Heath, Attorney at Law PC d/b/a/ Lexington Law, an industry leader specializing in credit repair services. In August 2023, Mr. Meltzer joined the board of directors of Elixir, a subsidiary of Rite Aid, a leading pharmacy chain offering products for health and wellness.  In November 2023, Mr. Meltzer joined the board of directors of SK Neptune Husky Intermediate I S.a.r.l. and related affiliates, a leading producer of organic, inorganic and anti-corrosive pigments.  In November 2023, Mr. Meltzer joined the board of directors of Careismatic Brands Inc., an innovative supplier of medical apparel and footwear.  In November 2023, Mr. Meltzer joined the board of directors of Audacy Inc., a leading multi-platform audit content and entertainment company.

Mr. Meltzer was named as a defendant in three class action derivative stockholder actions, which were consolidated into one action, in connection with Hain Celestial Group filed in the Eastern District Court of New York in 2017, alleging, among other things, breach of fiduciary duty and violations of Sections 10(b) and 20(a) of the Exchange Act based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings. In November 2022, the assigned Magistrate issued a report and recommendation recommending dismissal with prejudice, to which plaintiffs filed objections and defendants countered. The case remains pending.

Mr. Meltzer received a Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College.

Mr. Meltzer is qualified to serve as a director due to his experience representing corporate clients on high-profile, complex, and cross-border matters and his leadership qualities.

Walter F. McLallen, who has served as one of our directors since July 2023, is a finance professional with over 30 years of leveraged finance, private equity, restructuring and operations experience. Mr. McLallen has been the Managing Member of Meritage Capital Advisors, an advisory boutique firm focused on debt and private equity transaction origination, structuring and consulting, since 2004. Mr. McLallen has extensive board and organizational experience and has served on numerous corporate and non-profit boards and committees, with a significant historical focus on consumer products-related companies. Mr. McLallen served as a director of publicly traded Centric Brands Inc. (NASDAQ: CTRC), a lifestyle brands collective in the branded and licensed apparel and accessories sectors, from 2016 to 2020, and AerCap Holdings N.V. (NYSE: AER), an aircraft leasing company, from 2015 to 2017. Since 2019, Mr. McLallen has served as a director of OneSpaWorld Holdings Ltd. (NASDAQ: OSW) and, from 2017 to 2019, he served as a director of Haymaker II. He also served on the boards of several consumer-focused private companies, including Timeless Wine Company, the producer of consumer luxury wine brands Silver Oak, Twomey and OVID; Worldwise, a consumer branded pet products company; adMarketplace, a search engine advertiser; and Frontier Dermatology, a physician practice platform. Since 2014, Mr. McLallen has also been a Founder and Co-Chairman of Tomahawk Strategic Solutions, a law enforcement and corporate training and risk management company. From 2006 to 2015, he was Vice Chairman of Remington Outdoor Company, an outdoor consumer platform he co-founded with a major investment firm. Mr. McLallen was formerly with CIBC World Markets from 1995 to 2004, during which time he was a Managing Director, head of Debt Capital Markets and head of High Yield Distribution. Mr. McLallen started his career in the Mergers & Acquisitions Department of Drexel Burnham Lambert and was a founding member of The Argosy Group L.P. Mr. McLallen received a B.A. with a double major in Economics and Finance from the University of Illinois at Urbana-Champaign. Mr. McLallen is qualified to serve as a director due to his extensive investment, due diligence, financial modeling, and deal structuring experience, in addition to his experience serving on the boards of other publicly traded companies.

Brian Shimko, who has served as one of our directors since July 2023, has served as a General Partner at Maywic Select Investments since 2017 as well as principal of Comm Investments, a diversified investment firm he founded, since 2016. Mr. Shimko has over 15 years of experience investing in acquisition candidates, completing due diligence, financial modeling, and deal structuring. Mr. Shimko previously served as the Senior Vice President of Haymaker III from 2021 to 2022. His experience spans evaluating, executing and monitoring public, private, and venture capital investments. He has served on the board of Hungry Harvest Inc., a privately held food distribution company, since 2024, Fortis Security Products, LLC., a privately held banking infrastructure company, since 2018, and Lake Ridge Academy, a private school located in North Ridgeville Ohio since 2017. Prior to Maywic, Mr. Shimko served as a Manager of Merger and Acquisitions at EY from 2016 to 2017 and held various financial analysis positions at General Electric (NYSE: GE) from 2007 to 2016. Mr. Shimko received his B.A. from Fordham University and his M.B.A. from the University of Michigan. Mr. Shimko is qualified to serve as a director due to his extensive investment, due diligence, financial modeling, and deal structuring experience.

We believe our Management Team has the skills and experience to identify, evaluate and consummate a Business Combination and is positioned to assist businesses we acquire. However, our Management Team’s network of contacts, and its investing and operating experience, do not guarantee a successful initial Business Combination. The members of our Management Team are not required to devote any significant amount of time to our business and are involved with other businesses. We cannot guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial Business Combination, and their expertise may only be of benefit to us until we complete our initial Business Combination. Past performance by our Management Team is not a guarantee of success with respect to any Business Combination we may consummate.

Family Relationships

Andrew R. Heyer and Steven J. Heyer are siblings. Other than this relationship, no family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE.

The term of office of the first class of directors, consisting of Mr. Shimko, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Meltzer and McLallen, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Heyer and Heyer, will expire at the third annual meeting of shareholders.

Only holders of Class B Ordinary Shares have the right to vote on the appointment of directors prior to or in connection with the completion of our initial Business Combination. Holders of our Public Shares are not entitled to vote on the appointment of directors during such time. These provisions of our Amended and Restated Charter relating to the rights of holders of Class B Ordinary Shares to appoint directors may be amended by a special resolution passed by at least 90% of such members as, being entitled to do so, vote in person or by proxy at a general meeting, or by way of unanimous written resolution.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Charter.

Committees of the Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating Committee”). Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established the Audit Committee of the Board of Directors. Messrs. Meltzer, McLallen and Shimko serve as members of our Audit Committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent, subject to the exception described below. Each of Messrs. Meltzer, McLallen and Shimko are independent.

Mr. McLallen serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. McLallen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, as amended on November 28, 2023, which details the principal functions of the Audit Committee, including:

●	assisting Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
●	reviewing with Management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and
●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management, and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Compensation Committee

We have established the Compensation Committee of our Board of Directors. The members of our Compensation Committee are Messrs. Meltzer, McLallen and Shimko and Mr. McLallen serves as chairman of the Compensation Committee. We have adopted a Compensation Committee charter, as amended on November 28, 2023, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to Board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting Management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement;
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
●	advising the Board and any other Board committees if the clawback provisions of the Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management, and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established the Nominating Committee of the Board of Directors. The members of our Nominating Committee are Messrs. Meltzer, McLallen and Shimko, and Mr. Meltzer and serves as chair of the Nominating Committee.

We have adopted a Nominating Committee charter, which details the purpose and responsibilities of the Nominating Committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board, and recommending to the Board of Directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the Board of Directors;
●	developing and recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and Management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the Nominating Committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our Public Shares do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). We have filed a copy of our form Code of Ethics, our amended and restated Audit Committee, amended and restated Compensation Committee and Nominating Committee charters as exhibits to this Report. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Trading Policies

On November 28, 2023, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 28, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in Section 303A.14 of the NYSE Listed Company Manual and Section 811 of the NYSE American, LLC Company Guide (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11.    Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.

There are no fees, reimbursements or cash payments made by us to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, other than the following payments, none of which will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination:

●	Repayment of up to an aggregate of $300,000 in loans under the IPO Promissory Note made to us by our Sponsor to cover offering- related and organizational expenses;
●	Payment to an affiliate of our Chief Executive Officer of $20,000 per month, for office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement;
●	Payment to an affiliate of our Chief Financial Officer of $20,000 per month for services rendered prior to the consummation of our initial Business Combination, which amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination, pursuant to the Advisory Services Agreement;
●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial Business Combination;

●	Payment of a finder’s fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination; and
●	Repayment of non-interest bearing Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into WCL Units of the post-Business Combination entity at a price of $10.00 per WCL Unit at the option of the lender. The WCL Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 29, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 29,547,600 shares of our Ordinary Shares, consisting of (i) 23,797,600 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of March 29, 2024. On all matters to be voted upon, except for (i) the election of directors of the Board and (ii) a vote to continue our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares will have the right to vote on the appointment of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Haymaker Sponsor IV LLC (our Sponsor)(2)(3)	797,600	3.4%	5,750,000	100.0%	22.2%
Steven J. Heyer(2)(3)	797,600	3.4%	5,750,000	100.0%	22.2%
Andrew R. Heyer(2)(3)	797,600	3.4%	5,750,000	100.0%	22.2%
Christopher Bradley(3)	—	—	—	—	—
Walter F. McLallen(3)	—	—	—	—	—
Roger Meltzer, Esq.(3)	—	—	—	—	—
Brian Shimko(3)	—	—	—	—	—
All executive officers and directors as a group (6 individuals) (2)(3)	797,600	3.4%	5,750,000	100.0%	22.2%
Other 5% Shareholders
Wealthspring Parties (4)	2,231,759	9.4%	—	—	7.6%
HGC Investment Management Inc. (5)	1,995,000	8.4%	—	—	6.8%
First Trust Parties (6)	1,260,409	5.3%	—	—	4.3%
(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o 501 Madison Avenue, Floor 5, New York, NY 10022.
(2)	Interests shown consist solely of (i) Founder Shares, classified as Class B Ordinary Shares. Such shares will (unless otherwise provided in our initial Business Combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, and may be converted at any time prior to our initial Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment, and (ii) 767,600 Private Placement Shares included in the Private Placement Units.
(3)	Haymaker Sponsor IV LLC, our Sponsor, is the record holder of the Ordinary Shares reported in this Report. Steven J. Heyer and Andrew R. Heyer are the managing members of our Sponsor and have voting and investment discretion with respect to the securities held of record by our Sponsor and may be deemed to have shared beneficial ownership of the securities held directly by our Sponsor. All of our officers and directors are members of our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed February 8, 2024 by (i) Wealthspring Capital LLC, a Delaware limited liability company (“Wealthspring”) and (ii) Matthew Simpson, who is a United States citizen and a manager of Wealthspring (“Mr. Simpson, and together with Wealthspring, the “Wealthspring Parties”). The principal business address for each of the Wealthspring Parties is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(5)	According to a Schedule 13G filed February 14, 2024 by HGC Investment Management Inc., a company incorporated under the laws of Canada (“HGC”), which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to the Public Shares held by HGC on behalf of the Fund. The principal business address for HGC is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.
(6)	According to a Schedule 13G filed February 14, 2024 by (i) First Trust Merger Arbitrage Fund, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act (“VARBX”), (ii) First Trust Capital Management L.P., an investment adviser registered with the SEC (“FTCM”), (iii) First Trust Capital Solutions L.P., a Delaware limited partnership and control person of FTCM (“FTCS”), and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM (“Sub GP” and collectively with VARBX, FTCM and FTCS, the “First Trust Parties”). FTCM provides investment advisory services to, among others, (i) a series of Investment Managers Series Trust II, (ii) First Trust Alternative Opportunities Fund and (iii) Highland Capital Management Institutional Fund II, LLC (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including our Public Shares) as well as the authority to purchase, vote and dispose of securities. As of December 31, 2023, VARBX owned 1,200,186 Public Shares, while FTCM, FTCS and Sub GP collectively owned 1,260,409 Public Shares. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

Our Sponsor beneficially owns 22.2% of the issued and outstanding Ordinary Shares as of March 29, 2024. Only holders of Class B Ordinary Shares have the right to appoint directors in any election held prior to or in connection with the completion of our initial Business Combination. Public Shareholders do not have the right to appoint any directors to our Board of Directors prior to our initial Business Combination. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Amended and Restated Charter and approval of significant corporate transactions including our initial Business Combination.

Pursuant to the Unit Subscription Agreement, our Sponsor purchased 797,600 Private Placement Units for an aggregate purchase price of $7,976,000, or $10.00 per Unit, in the Private Placement. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the IPO Registration Statement. A portion of the purchase price of the Private Placement Units has been added to the proceeds from the Initial Public Offering being held in the Trust Account. If we do not complete our initial Business Combination within the Combination Period, the Private Placement Units will expire worthless. The Private Placement Units, Private Placement Shares and Private Placement Warrants are subject to certain transfer restrictions as described in the IPO Registration Statement. Otherwise, the Private Placement Units have terms and provisions that are identical to those of the Units sold in the Initial Public Offering.

Our Sponsor, and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

In March 2023, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Founder Shares. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent approximately 20% of the outstanding shares after the Initial Public Offering (not including the Class A Ordinary Shares underlying the Private Placement Units). Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On July 28, 2023, the underwriters exercised the over-allotment option in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

Pursuant to the Unit Subscription Agreement, our Sponsor also purchased 797,600 Private Placement Units for an aggregate purchase price of $7,976,000, or $10.00 per Private Placement Unit, in the Private Placement. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the IPO Registration Statement. The Private Placement Units, Private Placement Shares and Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination.

We currently utilize office space at 501 Madison Avenue, Floor 5, New York, NY 10022 from our Sponsor. Pursuant to the Administrative Services Agreement, we pay an affiliate of our Chief Executive Officer $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of our initial Business Combination or our liquidation. As of December 31, 2023, we had incurred $104,516 under the Administrative Services Agreement.

In addition, pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination. As of December 31, 2023, we had incurred $104,516 in contingent fees under the Advisory Services Agreement.

Our Sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews, on a quarterly basis, all payments that were made to our Sponsor, officers, directors or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account.

On March 13, 2023, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. This loan was non-interest bearing and payable on the earlier of December 31, 2023 or the date on which we consummated the Initial Public Offering. Prior to the Initial Public Offering, we had borrowed $272,550 under the IPO Promissory Note. On July 28, 2023, we repaid the outstanding balance under the IPO Promissory Note in full, and borrowings under the IPO Promissory Note are no longer available..

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into WCL Units of the post Business Combination entity at a price of $10.00 per WCL Unit at the option of the lender. The WCL Units would be identical to the Private Placement Units. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of Working Capital Loans prior to our initial Business Combination will be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into the Registration Rights Agreement, with respect to the Founder Shares, Private Placement Units and any WCL Units that may be issued upon conversion of any Working Capital Loans (and any underlying securities issued thereunder). Pursuant to the Registration Rights Agreement, holders of such securities have registration rights to require us to register a sale of any of its securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

The rules of the NYSE require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. Our Board of Directors has determined that each of Messrs. Meltzer, McLallen and Shimko are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.    Principal Accountant Fees and Services.

On October 2, 2023 we terminated Marcum LLP (“Marcum”) as our independent registered public accounting firm. The termination was approved by the (i) Audit Committee of the Board of Directors and (ii) Board of Directors. The change in independent registered public accounting firm was not the result of any disagreement with Marcum. The following is a summary of fees paid or to be paid to Withum and/or Marcum, as applicable, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements and review of the financial information included in our Form 10-Q for the period from September 30, 2023 through December 31, 2023 were approximately $56,680. The aggregate fees of Marcum for professional services rendered in connection with our Initial Public Offering audit were approximately $80,725.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum or Marcum for any audit-related fees for period from March 7, 2023 (inception) through December 31, 2023.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum or Marcum for tax services, planning or advice for period from March 7, 2023 (inception) through December 31, 2023.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum or Marcum for any other services for period from March 7, 2023 (inception) through December 31, 2023.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this Report:

(1)Financial Statements

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes to the financial statements beginning on page F-1 of this Report.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.    Form 10-K Summary.

Omitted at our Company’s option.

HAYMAKER ACQUISITION CORP. 4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Haymaker Acquisition Corp. 4

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Haymaker Acquisition Corp. 4 (the “Company”) as of December 31, 2023, the related statements of operations, changes in shareholder’s deficit and cash flows for the period from March 7, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from March 7, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue and it incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of December 31, 2023, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

New York, NY

March 29, 2024

PCAOB Number 100

HAYMAKER ACQUISITION CORP. 4

BALANCE SHEET

DECEMBER 31, 2023

ASSETS
Current assets:
Cash	$205,975
Prepaid expenses	257,810
Total current assets	463,785
Prepaid insurance – non-current	143,737
Cash and investments held in Trust Account	237,496,857
TOTAL ASSETS	$238,104,379

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$92,158
Accrued offering costs	85,000
Total current liabilities	177,158
Deferred underwriting fee payable	8,650,000
Total Liabilities	8,827,158

Commitments and Contingencies
Class A Ordinary Shares Subject to Possible Redemption, $0.0001 par value, 23,000,000 shares at redemption value of $10.33	237,496,857

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	80
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(8,220,291)
Total Shareholders’ Deficit	(8,219,636)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$238,104,379

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. 4

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

General and administrative expenses	$391,308
General and administrative expenses - related party	104,516
Loss from operations	(495,824)

Other income:
Interest earned on cash and investments held in Trust Account	5,196,857

Net income	$4,701,033

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	12,000,000
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.31

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares, basic and diluted	3,012,293
Basic and diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.31

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. 4

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at March 7, 2023 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of 797,600 Private Placement Units	797,600	80	—	—	7,975,920	—	7,976,000
Fair value of Public Warrants at issuance	—	—	—	—	1,242,000	—	1,242,000
Allocation of issuance costs	—	—	—	—	(98,295)	—	(98,295)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(9,144,050)	(12,921,324)	(22,065,374)
Net income	—	—	—	—	—	4,701,033	4,701,033
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. 4

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

Cash Flows from Operating Activities:
Net income	$4,701,033
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(5,196,857)
Changes in operating assets and liabilities:
Prepaid expenses	(257,810)
Prepaid insurance	(143,737)
Accrued expenses	92,158
Net cash used in operating activities	(805,213)

Cash Flows from Financing Activities:
Investment into Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,080
Proceeds from sale of Unit Purchase Option	7,975,920
Proceeds from Promissory Note - related party	300,000
Repayment of Promissory Note - related party	(372,550)
Payment of offering costs	(592,262)
Net cash provided by financing activities	233,311,188

Net Change in Cash	205,975
Cash - Beginning of period	—
Cash - End of period	$205,975

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$24,425
Deferred underwriting fee payable	$8,650,000
Offering costs paid by Sponsor as a draw to the Promissory Note	$72,550

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering consummated on July 28, 2023 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and sale of Private Placement Units (defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S - 1 (File No. 333 - 273117) was declared effective on July 25, 2023 (the “Registration Statement”). On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the shares of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), included in the Units, the “Public Shares”), at price of $10.00 per share, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full (the “Option Units”), generating gross proceeds of $230,000,000 (see Note 3). Each Unit consists of one Public Share and one-half of one redeemable warrant (each a “Public Warrant,” and together with the Private Placement Warrants (as defined below), the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of 797,600 Units (the “Private Placement Units” and, with respect to the shares of the Class A Ordinary Shares and warrants included in the Private Placement Units, the “Private Placement Shares” and “Private Placement Warrants”, respectively) to Haymaker Sponsor IV LLC (the “Sponsor”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,976,000 (see Note 4).

Following the closing of the Initial Public Offering on July 28, 2023, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units in the Private Placement was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government treasury obligations and/or held as cash or cash equivalents (including in demand deposit accounts) with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in a demand deposit account at bank), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $13,424,812, consisting of $4,000,000 of cash underwriting fees, $8,650,000 of deferred underwriting fees and $774,812 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon completion of a Business Combination with respect to the Warrants. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares and any Public Shares it may acquire during or after the Initial Public Offering in connection with the completion of Business Combination.

The Company has until July 28, 2025, or until such earlier date as its board of directors may approve, unless otherwise extended in accordance with the Amended and Restated Charter, to complete a Business Combination (the “Combination Period”).

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Going Concern and Liquidity

As of December 31, 2023, the Company had $205,975 in cash held outside of the Trust Account and working capital of $286,627. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that this financial statement is issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 28, 2025, will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Charter. In accordance with ASC 480, conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, the Amended and Restated Charter provides that currently, the Company will only redeem its Public Shares if the net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination. However, the threshold in its Amended and Restated Charter and Articles of Association would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of December 31, 2023, the Class A Ordinary Shares reflected in the accompanying balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,242,000)
Issuance costs allocated to Class A Ordinary Shares	(13,326,517)
Plus:
Accretion of carrying value to redemption value	22,065,374
Class A Ordinary Shares subject to possible redemption	$237,496,857

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,424,812, consisting of $4,000,000 of cash underwriting fees, $8,650,000 of deferred underwriting fees and $774,812 of other offering costs. As such, the Company recorded $13,326,517 of offering costs as a reduction of temporary equity and $98,295 of offering costs as a reduction of permanent equity.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the accompanying financial statements.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions, which throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and non-redeemable Class A and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average shares of Ordinary Shares outstanding for the respective period.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The calculation of diluted net income does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 11,898,800 shares of Class A Ordinary Shares in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the period from March 7, 2023 (inception) through December 31, 2023. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the period from
	March 7, 2023
	(inception)
	through December 31, 2023
		Non-redeemable
	Redeemable	Class A and
	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$3,757,747	$943,286
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	12,000,000	3,012,293
Basic and diluted net income per Ordinary Share	$0.31	$0.31

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying statement of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the accompanying statement of operations.

The Warrants met all of the criteria for equity classification and accounted for as such.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) Topic 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 7, 2023 (inception). The adoption of ASU 2020-06 did not have an impact on the accompanying financial statements.

Except as provided above, Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The Registration Statement was declared effective on July 25, 2023. On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 Units, at a price of $10.00 per Unit, including 3,000,000 Option Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

Commencing September 15, 2023, the holders of the Units may elect to separately trade the Public Shares and Public Warrants.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 797,600 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement to the Sponsor, including 30,000 Private Placement Units issued in connection with the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $7,976,000. Each Private Placement Unit consists of one Private Placement Sare and one-half of one Private Placement Warrant. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees as disclosed in the Registration Statement) until the earlier of: (i) six months following the consummation of a Business Combination; or (ii) subsequent to the consummation of a Business Combination, the date on which the Company consummates a transaction which results in all of its shareholders having the right to exchange their shares for cash, securities, or other property.

Promissory Note - Related Party

On March 13, 2023, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2023 or the date on which the Company consummated the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $272,550 under the Promissory Note. On July 28, 2023, the Company repaid the outstanding balance under the Promissory Note in full. Borrowings under the Promissory Note are no longer available to the Company subsequent to the Initial Public Offering.

Support Agreements

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Also, pursuant to an administrative services agreement dated July 25, 2023, the Company has agreed to pay to an affiliate of the Company’s Chief Executive Officer up to $20,000 per month for these services during the 24-month Combination Period. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of the initial Business Combination or liquidation. For the period from March 7, 2023 (inception) through December 31, 2023, the Company incurred expenses of $104,516 for services under this agreement, which were included in the general and administrative expenses – related party on the accompanying statement of operations.

In addition, pursuant to an advisory services agreement, dated July 25, 2023, following the commencement of the Initial Public Offering, the Company has agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of December 31, 2023, the contingent fee payable for these services amounted to $104,516.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination company, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination (the “WCL Units”). The WCL Units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023, no amounts were outstanding under the Working Capital Loans.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, the Private Placement Units and any WCL Units (and any underlying Class A Ordinary Shares thereunder) will have registration and shareholder rights to require the Company to register a sale of any of its securities held by them pursuant to a registration and shareholder rights, dated as of July 25, 2023. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Simultaneously with the Initial Public Offering and sale of 20,000,000 Units, the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 Option Units at an offering price of $10.00 per Option Unit for an aggregate purchase price of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Unit and $0.55 per Option Unit, or $8,650,000 in the aggregate, will be payable to the representatives of the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2023, there were 23,797,600 Class A Ordinary Shares issued and outstanding, including 23,000,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity. The remaining 797,600 Class A Ordinary Shares from the sale of the Private Placement Units are non-redeemable and are classified as permanent equity.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of December 31, 2023, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On July 28, 2023, the underwriters exercised the over-allotment option in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

Shareholders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (not including the Class A Ordinary Shares underlying the Private Placement Units), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A Ordinary Shares or equity-linked securities or rights exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Business Combination and any WCL Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

In addition, only holders of Founder Shares will have the right to vote on the appointment of directors prior to the completion of the Company’s initial Business Combination and on a vote to continue the Company in a jurisdiction outside the Cayman Islands.

Warrants

As of December 31, 2023,there were 11,898,800 Warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the Registration Statement or a new registration statement covering the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60 business days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the Warrants become exercisable, the Company may call the Warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-Day Redemption Period”) to each warrant holder; and
●	if, and only if, the closing price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Ordinary Shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described elsewhere in the Registration Statement) on each of 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders and there is an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-Day Redemption Period.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

If and when the Warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Units held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day after the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants.

The Company accounts for 11,898,800 Warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the Warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Level 3:    Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. At December 31, 2023, assets held in the Trust Account were comprised of $237,496,857 in money market funds, which were invested primarily in U.S. Treasury Securities.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date and up to the date the accompany financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 25, 2023, by and between the Company, Cantor Fitzgerald & Co, and William Blair & Company, L.L.C. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated July 25, 2023, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated as of March 15, 2023, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated March 15, 2023, by and between the Company and the Sponsor. (1)
10.3	Form of Indemnity Agreement. (2)
10.4	Investment Management Trust Account Agreement, dated July 25, 2023, by and between the Company and Continental, as trustee. (3)
10.5	Registration Rights Agreement, dated July 25, 2023, by and among the Company, the Sponsor and the holders party thereto. (3)
10.6	Unit Subscription Agreement, dated July 25, 2023, by and between the Company and the Sponsor. (3)
10.7	Letter Agreement, dated July 25, 2023, by and among the Company, its officers, directors and the Sponsor. (3)
10.8	Administrative Services Agreement, dated July 25, 2023, by and between the Company and Mistral Capital Management LLC. (3)
10.9	Advisory Services Agreement, dated July 25, 2023, by and between the Company and Forest Crest Holdings, LLC. (3)
14	Form of Code of Ethics. (1)
19	Insider Trading Policies and Procedures, adopted November 28, 2023.*
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 28, 2023.*
99.1	Audit Committee Charter.*
99.2	Compensation Committee Charter.*
99.3	Nominating and Corporate Governance Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-273117), filed with the SEC on July 3, 2023.
(2)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-273117), filed with the SEC on July 17, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2024	Haymaker Acquisition Corp. 4

	By:	/s/ Andrew R. Heyer
	Name:	Andrew R. Heyer
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew R. Heyer	Chief Executive Officer and Executive Chairman	March 29, 2024
(Principal Executive Officer)

/s/ Christopher Bradley	Chief Financial Officer and Secretary	March 29, 2024
(Principal Financial and Accounting Officer)

/s/ Steven J. Heyer	President and Director	March 29, 2024

/s/ Roger Meltzer	Director	March 29, 2024

/s/ Walter F. McLallen	Director	March 29, 2024

/s/ Brian Shimko	Director	March 29, 2024