Form 10-Q
period 2024-03-31
Haymaker Acquisition Corp. 4
filed 2024-05-15
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

(212) 616-9600

(Registrant’s telephone number, including area code)

Not Applicable

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2024, there were 23,797,600 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAYMAKER ACQUISITION CORP. 4

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	6

	Condensed Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023 (Audited)	6

	Condensed Statements of Operations for the Three Months Ended March 31, 2024 and the period from March 7, 2023 (Inception) through December 31, 2023 (Unaudited)	7

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2024 and for the period from March 7, 2023 (Inception) through December 31, 2023 (Unaudited)	8

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2024 and for the period from March 7, 2023 (Inception) through December 31, 2023 (Unaudited)	9

	Notes to Unaudited Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Mine Safety Disclosures.	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	28

SIGNATURES		29

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC (as defined below) on March 29, 2024;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 25, 2023, we entered into with an affiliate of our Chief Executive Officer, for office space, administrative and support services;
●	“Advisory Services Agreement” are to the Advisory Services Agreement, dated July 25, 2023, we entered into with an affiliate our Chief Financial Officer for services rendered prior to the consummation of our initial Business Combination (as defined below);
●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 28, 2025 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, unless extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to Haymaker Acquisition Corp. 4, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the (i) automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) and (ii) conversion at any time prior to our initial Business Combination of an equal number of shares of Class B Ordinary Shares at the option of the holder, in each case as described in this Report;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 28, 2023;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 15, 2023;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, and declared effective on July 25, 2023 (File No. 333- 273117);
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Option Units” are to the 3,000,000 Units (as defined below) issued pursuant to the exercise of the underwriters’ over-allotment option in full in the Initial Public Offering;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Haymaker Sponsor IV LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $ 232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Unit Subscription Agreement” are to the Unit Subscription Agreement, dated July 25, 2023 we entered into with the Sponsor governing the Sponsor’s purchase of the Private Placement Units in the Private Placement;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“WCL Units” are to any units of the post-Business Combination company issued, at a price of $10.00 per unit, upon conversion of up to $1,500,000 of Working Capital Loans (as defined below) at the option of the lender, upon consummation of the initial Business Combination; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$40,430	$205,975
Prepaid expenses	252,865	257,810
Total current assets	293,295	463,785
Prepaid insurance – non-current	82,135	143,737
Cash and investments held in Trust Account	240,600,609	237,496,857
TOTAL ASSETS	$240,976,039	$238,104,379

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$97,610	$92,158
Accrued offering costs	85,000	85,000
Total current liabilities	182,610	177,158
Deferred underwriting fee payable	8,650,000	8,650,000
Total Liabilities	8,832,610	8,827,158

Commitments and Contingencies
Class A Ordinary Shares Subject to Possible Redemption, $0.0001 par value, 23,000,000 shares at redemption value of $10.46 and $10.33 per share as of March 31, 2024 and December 31, 2023, respectively	240,600,609	237,496,857

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	80	80
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding as of March 31, 2024 and December 31, 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,457,835)	(8,220,291)
Total Shareholders’ Deficit	(8,457,180)	(8,219,636)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$240,976,039	$238,104,379

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from March 7,
	For the Three Months	2023 Through
	Ended March 31,	March 31,
	2024	2023
General and administrative expenses	$177,544	$5,550
General and administrative expenses - related party	60,000	—
Loss from operations	(237,544)	(5,550)

Other income:
Interest earned on cash and investments held in Trust Account	3,103,752	—

Net income (loss)	$2,866,208	$(5,550)

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	23,000,000	—
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.10	$—

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares, basic and diluted	6,547,600	5,000,000
Basic and diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.10	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,103,752)	(3,103,752)
Net income	—	—	—	—	—	2,866,208	2,866,208
Balance at March 31, 2024 (unaudited)	797,600	$80	5,750,000	$575	$—	$(8,457,835)	$(8,457,180)

FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH MARCH 31, 2023

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at March 7, 2023 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,550)	(5,550)
Balance at March 31, 2023 (unaudited)	—	$—	5,750,000	$575	$24,425	$(5,550)	$19,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March 7,
	For the Three	2023 (Inception)
	Months Ended	Through
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$2,866,208	$(5,550)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,103,752)	—
Changes in operating assets and liabilities:
Prepaid expenses	4,945	—
Prepaid insurance	61,602	—
Accrued expenses	5,452	5,500
Net cash used in operating activities	(165,545)	(50)
Cash Flows from Financing Activities:
Payment of operating expenses via IPO Promissory Note - related party	—	50
Net cash provided by financing activities	—	50

Net Change in Cash	(165,545)	—
Cash - Beginning of period	205,975	—
Cash - End of period	$40,430	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$9,822
Deferred offering costs paid via IPO Promissory Note - related party	$—	$72,500
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Change in value of Class A Ordinary Shares subject to possible redemption	$3,103,752	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering consummated on July 28, 2023 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S - 1 (File No. 333 - 273117) was declared effective on July 25, 2023 (the “IPO Registration Statement”). On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the shares of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), included in the Units, the “Public Shares”), at price of $10.00 per share, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full (the “Option Units”), generating gross proceeds of $230,000,000 (see Note 3). Each Unit consists of one Public Share and one-half of one redeemable warrant (each a “Public Warrant,” and together with the Private Placement Warrants (as defined below), the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

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

Following the closing of the Initial Public Offering on July 28, 2023, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units in the Private Placement was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and will be invested only in U.S. government treasury obligations and/or held as cash or cash equivalents (including in demand deposit accounts) with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in a demand deposit account at bank), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company has until July 28, 2025, or until such earlier date as its board of directors (the “Board”) may approve, unless otherwise extended in accordance with the Amended and Restated Charter, to complete a Business Combination (the “Combination Period”).

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Going Concern and Liquidity

As of March 31, 2024, the Company had $40,430 in cash held outside of the Trust Account and working capital of $110,685. The Company’s obligations due within one year of the date of the accompanying unaudited condensed financial statements are issued are expected to exceed to those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 28, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with SEC on March 29, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any future periods.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Charter. In accordance with ASC 480, conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, the Amended and Restated Charter provides that currently, the Company will only redeem its Public Shares if the net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination. However, the threshold in its Amended and Restated Charter would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Ordinary Shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of March 31, 2024 and December 31, 2023, the Class A Ordinary Shares reflected in the accompanying condensed balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,242,000)
Issuance costs allocated to Class A Ordinary Shares	(13,326,517)
Plus:
Accretion of carrying value to redemption value	22,065,374
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$237,496,857
Plus:
Accretion of carrying value to redemption value	3,103,752
Class A Ordinary Shares subject to possible redemption, March 31, 2024	$240,600,609

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Concentration of Credit Risk

The Company has significant cash balances at financial institutions, which throughout the year, regularly exceed the  Federal Depository Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and non-redeemable Class A Ordinary Shares and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 11,898,800 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three months ended March 31, 2024 and for the period from March 7, 2023 (inception) through March 31, 2023. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

			For the Period From
			March 7, 2023
	For the Three Months		(Inception)
	Ended March 31, 2024		Through March 31, 2023
		Non-redeemable		Non-redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$2,231,071	$635,137	$—	$(5,550)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	6,547,600	—	5,000,000
Basic and diluted net income per Ordinary Share	$0.10	$0.10	$—	$—

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the accompanying unaudited condensed statements of operations.

The Warrants met all of the criteria for equity classification and accounted for as such.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) Topic 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 7, 2023 (inception). The adoption of ASU 2020-06 did not have an impact on the accompanying unaudited condensed financial statements.

Except as provided above, Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The IPO Registration Statement was declared effective on July 25, 2023. On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 Units, at a price of $10.00 per Unit, including 3,000,000 Option Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

Commencing September 15, 2023, the holders of the Units may elect to separately trade the Public Shares and Public Warrants.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 797,600 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement to the Sponsor, including 30,000 Private Placement Units issued

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

in connection with the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $7,976,000. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2023, the Sponsor acquired 5,750,000 Class B Ordinary Shares (the “Founder Shares”) for an aggregate purchase price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 750,000 Class B Ordinary Shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding any Public Shares purchased by the Sponsor in the Initial Public Offering and excluding the Private Placement Units). On July 28, 2023, the underwriters exercised the over-allotment option in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees as disclosed in the IPO Registration Statement) until the earlier of: (i) six months following the consummation of a Business Combination; or (ii) subsequent to the consummation of a Business Combination, the date on which the Company consummates a transaction that results in all of its shareholders having the right to exchange their shares for cash, securities, or other property.

Promissory Note - Related Party

On March 13, 2023, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2023 or the date on which the Company consummated the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $272,550 under the IPO Promissory Note. On July 28, 2023, the Company repaid the outstanding balance under the IPO Promissory Note in full. Borrowings under the IPO Promissory Note are no longer available to the Company subsequent to the Initial Public Offering.

Support Agreements

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Also, pursuant to an administrative services agreement dated July 25, 2023, the Company agreed to pay to an affiliate of the Company’s Chief Executive Officer up to $20,000 per month for these services during the 24-month Combination Period. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of the initial Business Combination or liquidation. For the three months ended March 31, 2024 and for the period from March 7, 2023 (inception) through March 31, 2023, the Company incurred expenses of $60,000 and $0, respectively, for services under this agreement, which were included in the general and administrative expenses – related party on the accompanying unaudited condensed statements of operations.

In addition, pursuant to an advisory services agreement, dated July 25, 2023, following the commencement of the Initial Public Offering, the Company agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of March 31, 2024 and December 31, 2023, the contingent fee payable for these services amounted to $60,000 and $104,516, respectively.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination company, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination (the “WCL Units”). The WCL Units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, no amounts were outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, the Private Placement Units and any WCL Units (and any underlying Class A Ordinary Shares thereunder) will have registration and shareholder rights to require the Company to register a sale of any of its securities held by them pursuant to a registration and shareholder rights, dated as of July 25, 2023. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 23,797,600 Class A Ordinary Shares issued and outstanding, including 23,000,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity. The remaining 797,600 Class A Ordinary Shares from the sale of the Private Placement Units are non-redeemable and are classified as permanent equity.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On July 28, 2023, the underwriters exercised the over-allotment option in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

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

Warrants

As of March 31, 2024 and December 31, 2023, there were 11,898,800 Warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement the Company entered into with Continental on July 25, 2023 (“Warrant Agreement”), a warrant holder may exercise its Public Warrants only for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire  five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60 business days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Once the Warrants become exercisable, the Company may call the Warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-Day Redemption Period”) to each warrant holder; and
●	if, and only if, the closing price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Ordinary Shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described in the IPO Registration Statement) on each of 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders and there is an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-Day Redemption Period.

If and when the Warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares or Private Placement Units held by the Sponsor or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

MARCH 31, 2024

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

Level 1 assets include investments in a money market fund that invest solely in U.S. government securities. At March 31, 2024, assets held in the Trust Account were comprised of $240,600,609 in money market funds, which were invested primarily in U.S. government securities.

At December 31, 2023, assets held in the Trust Account were comprised of $237,496,857 in money market funds, which were invested primarily in U.S. government securities.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheets date and up to the date the accompany unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

On January 24, 2024, the SEC adopted the 2024 SPAC Rules. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 7, 2023 (inception) through March 31, 2024, were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $2,866,208, which consisted of interest earned on investments held in our Trust Account of $3,103,752, offset by general and administrative expenses of $237,544.

For the period from March 7, 2023 (inception) through March 31, 2023, we had a net loss of $5,550, which consisted of general and administrative expenses.

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

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2024, net cash used in operating activities was $165,545. We had a net income of $2,866,208, which was affected by interest of $3,103,752 earned on investments held in our Trust Account and changes in operating assets and liabilities, which used $71,999 of cash.

For the period from March 7, 2023 (inception) through March 31, 2023, net cash used in operating activities was $50. We  had a net loss of $5,550, which was affected by changes in operating assets and liabilities, which provides $5,500 of cash.

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

As of March 31, 2024, we had $40,430 in cash held outside of the Trust Account and working capital of $110,685. Our obligations due within one year of the date of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” are issued are expected to exceed to those amounts. Our liquidity condition raises substantial doubt about our ability to continue as a going concern one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” were issued.

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

Contractual Obligations

Registration Rights

The holders of (i) the 5,750,000 Founder Shares, which were issued to the Sponsor on March 15, 2023, including any Class A Ordinary Shares issuable upon conversion of the Founder Shares, (ii) the Private Placement Units, including any Private Placement Shares issuable upon the exercise of the Private Placement Warrants underlying the Private Placement Units, and (iii) any WCL Units that may be issued upon conversion of any Working Capital Loans, including any Class A Ordinary Shares issuable upon the exercise of the warrants underlying the WCL Units, will be entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to our initial Business Combination.

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

Underwriters Agreement

Simultaneously with the Initial Public Offering and sale of 20,000,000 Units, the underwriters fully exercised the over-allotment option to purchase an additional 3,000,000 Option Units  at an offering price of $10.00 per Option Unit for an aggregate purchase price of $30,000,000. The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Unit and $0.55 per Option Unit, or $8,650,000 in the aggregate, will be payable to the representatives of the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement we entered into on July 25, 2023.

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we pay an affiliate of our Chief Executive Officer $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of our initial Business Combination or our liquidation. For the three months ended March 31, 2024 and for the period from March 7, 2023 (inception) through March 31, 2023, we incurred expenses of $60,000 and $0, respectively, for services under the Administrative Services Agreement.

Advisory Services Agreement

Pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination. As of March 31, 2024 and December 31, 2023, the contingent fee payable for these services amounted to $60,000 and $104,516, respectively.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Income (Loss) Per Share

We have two classes of shares, the (i) redeemable Class A Ordinary Shares and the non-redeemable Class A Ordinary Shares and (ii) Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the Warrants issued in connection with the Initial Public Offering since the exercise of the Warrants are contingent upon the occurrence of future events.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) Topic 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted ASU 2020-06 effective March 7, 2023 (inception). The adoption of ASU 2020-06 did not have an impact on the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2023 Annual Report and (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2023, as filed with the SEC on November 9, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the SEC on September 8, 2023. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2024	Haymaker Acquisition Corp. 4

	By:	/s/ Andrew R. Heyer
Name: Andrew R. Heyer
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)