Form 10-Q
period 2024-06-30
Haymaker Acquisition Corp. 4
filed 2024-08-13
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, there were 23,797,600 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAYMAKER ACQUISITION CORP. 4

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	6

	Condensed Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023 (Audited)	6

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2024, for the Three Months Ended June 30, 2023 and for the period from March 7, 2023 (Inception) through June 30, 2023 (Unaudited)	7

	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2024, for the Three Months Ended June 30, 2023 and for the period from March 7, 2023 (Inception) through June 30, 2023 (Unaudited)	8

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2024 and for the period from March 7, 2023 (Inception) through June 30, 2023 (Unaudited)	9

	Notes to Unaudited Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	29

SIGNATURES		30

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC (as defined below) on March 29, 2024;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 25, 2023, we entered into with an affiliate of our Chief Executive Officer, for office space, administrative and support services;
●	“Advisory Services Agreement” are to the Advisory Services Agreement, dated July 25, 2023, we entered into with an affiliate our Chief Financial Officer for services rendered prior to the consummation of our initial Business Combination (as defined below);
●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 28, 2025 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, unless extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to Haymaker Acquisition Corp. 4, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the (i) automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) and (ii) conversion at any time prior to our initial Business Combination of an equal number of shares of Class B Ordinary Shares at the option of the holder, in each case as described in this Report;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 28, 2023;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 15, 2023;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, and declared effective on July 25, 2023 (File No. 333- 273117);
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Option Units” are to the 3,000,000 Units (as defined below) issued pursuant to the exercise of the underwriters’ over-allotment option in full in the Initial Public Offering;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 25, 2023, we entered into with the holders of the (i) Founder Shares, including any Class A Ordinary Shares issuable upon conversion of the Founder Shares, (ii) the Private Placement Units, including any underlying securities, and (iii) any WCL Units (as defined below), including any underlying securities;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Haymaker Sponsor IV LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $ 232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Unit Subscription Agreement” are to the Unit Subscription Agreement, dated July 25, 2023, we entered into with the Sponsor governing the Sponsor’s purchase of the Private Placement Units in the Private Placement;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“WCL Units” are to any units of the post-Business Combination company issued, at a price of $10.00 per unit, upon conversion of up to $1,500,000 of Working Capital Loans (as defined below) at the option of the lender, upon consummation of the initial Business Combination; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$33,388	$205,975
Prepaid expenses	291,170	257,810
Total current assets	324,558	463,785
Prepaid insurance – non-current	20,534	143,737
Cash and investments held in Trust Account	243,740,156	237,496,857
TOTAL ASSETS	$244,085,248	$238,104,379

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$198,824	$92,158
Accrued offering costs	―	85,000
Promissory note - related party	150,000	―
Total current liabilities	348,824	177,158
Deferred underwriting fee payable	8,650,000	8,650,000
Total Liabilities	8,998,824	8,827,158

Commitments and Contingencies
Class A Ordinary Shares Subject to Possible Redemption, $0.0001 par value, 23,000,000 shares at redemption value of $10.59 and $10.33 per share as of June 30, 2024 and December 31, 2023, respectively	243,740,156	237,496,857

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023	80	80
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding as of June 30, 2024 and December 31, 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,654,387)	(8,220,291)
Total Shareholders’ Deficit	(8,653,732)	(8,219,636)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$244,085,248	$238,104,379

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from March 7,
	For the Three Months		For The Six Months	2023 (Inception) Through
	Ended June 30,		Ended June 30,	June 30,
	2024	2023	2024	2023
General and administrative expenses	$136,552	$3,931	$314,096	$9,481
General and administrative expenses - related party	60,000	―	120,000	—
Loss from operations	(196,552)	(3,931)	(434,096)	(9,481)

Other income:
Interest earned on cash and investments held in Trust Account	3,139,547	—	6,243,299	—
Total other income, net	3,139,547	—	6,243,299	—

Net income (loss)	$2,942,995	$(3,931)	$5,809,203	$(9,481)

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	23,000,000	—	23,000,000	—
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.10	$—	$0.20	$—

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares, basic and diluted	6,547,600	5,000,000	6,547,600	5,000,000
Basic and diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,103,752)	(3,103,752)
Net income	—	—	—	—	—	2,866,208	2,866,208
Balance at March 31, 2024 (unaudited)	797,600	$80	5,750,000	$575	$—	$(8,457,835)	$(8,457,180)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,139,547)	(3,139,547)
Net income	—	—	—	—	—	2,942,995	2,942,995
Balance at June 30, 2024 (unaudited)	797,600	$80	5,750,000	$575	$—	$(8,654,387)	$(8,653,732)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH JUNE 30, 2023

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at March 7, 2023 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,550)	5,550
Balance at March 31, 2023 (unaudited)	—	$—	5,750,000	$575	$24,425	$(5,550)	$19,450
Net loss	—	—	—	—	—	(3,931)	(3,931)
Balance at June 30, 2023 (unaudited)	—	$—	5,750,000	$575	$24,425	$(9,481)	$15,519

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March 7,
	For the Six	2023 (Inception)
	Months Ended	Through
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$5,809,203	$(9,481)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(6,243,299)	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,360)	—
Prepaid insurance	123,203	—
Accrued expenses	106,666	5,500
Net cash used in operating activities	(237,587)	(3,981)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note - related party	150,000	272,550
Payment of offering costs	(85,000)	(265,061)
Net cash provided by financing activities	65,000	32,489

Net Change in Cash	(172,587)	28,508
Cash - Beginning of period	205,975	—
Cash - End of period	$33,388	$28,508

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$25,369
Change in value of Class A Ordinary Shares subject to possible redemption	$6,243,299	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering consummated on July 28, 2023 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2024

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Going Concern and Liquidity

As of June 30, 2024, the Company had $33,388 in cash held outside of the Trust Account and working capital deficit of $24,266. The Company’s obligations due within one year of the date the accompanying unaudited condensed financial statements are issued are expected to exceed those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 28, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with SEC on March 29, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any future periods.

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

JUNE 30, 2024

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

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

JUNE 30, 2024

Ordinary Shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of June 30, 2024 and December 31, 2023, the Class A Ordinary Shares reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,242,000)
Issuance costs allocated to Class A Ordinary Shares	(13,326,517)
Plus:
Accretion of carrying value to redemption value	22,065,374
Class A Ordinary Shares subject to possible redemption, December 31, 2023	237,496,857
Plus:
Accretion of carrying value to redemption value	3,103,752
Class A Ordinary Shares subject to possible redemption, March 31, 2024	240,600,609
Plus:
Accretion of carrying value to redemption value	3,139,547
Class A Ordinary Shares subject to possible redemption, June 30, 2024	$243,740,156

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 11,898,800 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the three and six months ended June 30, 2024, for the three months ended June 30, 2023 and for the period from March 7, 2023 (inception) through June 30, 2023. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

								For the Period from
								March 7, 2023
						For the Six Months Ended		(Inception)
	For the Three Months Ended June 30,					June 30,		Through June 30,
	2024		2023			2024		2023
		Non-Redeemable			Non-Redeemable		Non-Redeemable			Non-Redeemable
	Redeemable	Class A And	Redeemable		Class A And	Redeemable	Class A And	Redeemable		Class A And
	Class A	Class B	Class A		Class B	Class A	Class B	Class A		Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,290,842	$652,153	$	―	$(3,931)	$4,521,913	$1,287,290	$	―	$(9,481)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	6,547,600		―	5,000,000	23,000,000	6,547,600		―	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$	―	$ ―	$0.20	$0.20	$	―	$ ―

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

JUNE 30, 2024

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

JUNE 30, 2024

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

On June 10, 2024, the Company issued a promissory note (the “June 2024 Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The June 2024 Promissory Note was issued in connection with advances the Sponsor may make in the future to the Company from time to time for working capital expenses. The June 2024 Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the Company’s initial Business Combination or (ii) the date the winding up of the Company is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the June 2024 Promissory Note may be converted into units of the Company at a price of $10.00 per unit, which will be identical to the Private Placement Units. These units and their underlying securities are entitled to the registration rights set forth in the June 2024 Promissory Note. As of June 30, 2024, the Company had $150,000 drawn on this June 2024 Promissory Note, respectively.

Support Agreements

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Also, pursuant to an administrative services agreement dated July 25, 2023, the Company agreed to pay to an affiliate of the Company’s Chief Executive Officer up to $20,000 per month for these services during the 24-month Combination Period. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of the initial Business Combination or liquidation. For the three and six months ended June 30, 2024, for the three months ended June 30, 2023

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

and for the period from March 7, 2023 (inception) through June 30, 2023, the Company incurred expenses of $60,000 and $120,000, $0 and $0, respectively, for services under this agreement, which were included in the general and administrative expenses – related party on the accompanying unaudited condensed statements of operations.

In addition, pursuant to an advisory services agreement, dated July 25, 2023, following the commencement of the Initial Public Offering, the Company agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of June 30, 2024 and December 31, 2023, the contingent fee payable for these services amounted to $120,000 and $104,516, respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination company, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination (the “WCL Units”). The WCL Units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024 and December 31, 2023, $150,000 and $0 were outstanding, respectively, under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights Agreement

The holders of the Founder Shares, the Private Placement Units and any WCL Units (and any underlying Class A Ordinary Shares thereunder) will have registration and shareholder rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement, dated as of July 25, 2023. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 23,797,600 Class A Ordinary Shares issued and outstanding, including 23,000,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity. The remaining 797,600 Class A Ordinary Shares from the sale of the Private Placement Units are non-redeemable and are classified as permanent (deficit).

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On July 28, 2023, the underwriters exercised the over-allotment option in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

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

Warrants

As of June 30, 2024 and December 31, 2023, there were 11,898,800 Warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

initial Business Combination. Pursuant to the warrant agreement the Company entered into with Continental on July 25, 2023 (the “Warrant Agreement”), a warrant holder may exercise its Public Warrants only for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60) business days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Level 1 assets include investments in a money market fund that invest solely in U.S. government securities. At June 30, 2024, assets held in the Trust Account were comprised of $243,740,156 in money market funds, which were invested primarily in U.S. government securities.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

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

Recent Developments

June 2024 Promissory Note

On June 10, 2024, we issued the June 2024 Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The June 2024 Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses. See “Contractual Obligations – June 2024 Promissory Note” under this Item below for details of the June 2024 Promissory Note. As of June 30, 2024, we had $150,000 drawn on the June 2024 Promissory Note.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 7, 2023 (inception) through June 30, 2024, were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $2,942,995, which consisted of interest earned on investments held in our Trust Account of $3,139,547, offset by general and administrative expenses of $196,552.

For the six months ended June 30, 2024, we had a net income of $5,809,203, which consisted of interest earned on investments held in our Trust Account of $6,243,299, offset by general and administrative expenses of $434,096.

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

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2024, net cash used in operating activities was $237,587. We had a net income of $5,809,203, which was affected by interest of $6,243,299 earned on investments held in our Trust Account and changes in operating assets and liabilities, which used $196,509 of cash.

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

As of June 30, 2024, we had $33,388 in cash held outside of the Trust Account and working capital deficit of $24,266. Our obligations due within one year of the date of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” issued are expected to exceed to those amounts. Our liquidity condition raises substantial doubt about our ability to continue as a going concern one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” were issued.

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

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we pay an affiliate of our Chief Executive Officer $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of our initial Business Combination or our liquidation. For the three and six months ended June 30, 2024, for the three months ended June 30, 2023 and for the period from March 7, 2023 (inception) through June 30, 2023, we incurred expenses of $60,000 and $120,000, $0 and $0, respectively, for services under the Administrative Services Agreement.

Advisory Services Agreement

Pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination. As of June 30, 2024 and December 31, 2023, the contingent fee payable for these services amounted to $60,000 and $104,516, respectively.

June 2024 Promissory Note

On June 10, 2024, we issued the June 2024 Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The June 2024 Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses. The June 2024 Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date the winding up of us is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the June 2024 Promissory Note may be converted into units at a price of $10.00 per unit, which will be identical to the Private Placement Units. These units and their underlying securities are entitled to the registration rights set forth in the June 2024 Promissory Note. As of June 30, 2024, we had $150,000 drawn on this June 2024 Promissory Note.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) Topic 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted ASU 2020-06 effective March 7, 2023 (inception). The adoption of ASU 2020-06 did not have an impact on the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements.”.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements.”

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2023 Annual Report and (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 9, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Promissory Note of the Company, dated June 10, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 13, 2024).
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

Dated: August 13, 2024	Haymaker Acquisition Corp. 4

	By:	/s/ Andrew R. Heyer
Name: Andrew R. Heyer
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)