Form 10-Q
period 2024-09-30
Haymaker Acquisition Corp. 4
filed 2024-11-13
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 23,797,600 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAYMAKER ACQUISITION CORP. 4

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	6

	Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023 (Audited)	6

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2024, for the Three Months Ended September 30, 2023 and for the Period from March 7, 2023 (Inception) through September 30, 2023 (Unaudited)	7

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2024, for the Three Months Ended September 30, 2023 and for the Period from March 7, 2023 (Inception) through September 30, 2023 (Unaudited)	8

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2024 and for the Period from March 7, 2023 (Inception) through September 30, 2023 (Unaudited)	9

	Notes to Unaudited Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Mine Safety Disclosures.	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	28

SIGNATURE		29

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC (as defined below) on March 29, 2024;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 25, 2023, we entered into with an affiliate of our Chief Executive Officer, for office space, administrative and support services;
●	“Advisory Services Agreement” are to the Advisory Services Agreement, dated July 25, 2023, we entered into with an affiliate our Chief Financial Officer for services rendered prior to the consummation of our initial Business Combination (as defined below);
●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 28, 2025 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, unless extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to Haymaker Acquisition Corp. 4, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the (i) automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) and (ii) conversion at any time prior to our initial Business Combination of an equal number of shares of Class B Ordinary Shares at the option of the holder, in each case as described in this Report;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 28, 2023;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 15, 2023;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, and declared effective on July 25, 2023 (File No. 333- 273117);
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Option Units” are to the 3,000,000 Units (as defined below) issued pursuant to the exercise of the underwriters’ over-allotment option in full in the Initial Public Offering;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 25, 2023, we entered into with the holders of the (i) Founder Shares, including any Class A Ordinary Shares issuable upon conversion of the Founder Shares, (ii) the Private Placement Units, including any underlying securities, and (iii) any WCL Units (as defined below), including any underlying securities;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Haymaker Sponsor IV LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $ 232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Unit Subscription Agreement” are to the Unit Subscription Agreement, dated July 25, 2023, we entered into with the Sponsor governing the Sponsor’s purchase of the Private Placement Units in the Private Placement;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“WCL Units” are to any units of the post-Business Combination company issued, at a price of $10.00 per unit, upon conversion of up to $1,500,000 of Working Capital Loans (as defined below) at the option of the lender, upon consummation of the initial Business Combination; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$15,815	$205,975
Prepaid expenses	244,227	257,810
Total current assets	260,042	463,785
Prepaid insurance – non-current	—	143,737
Cash and investments held in Trust Account	246,894,725	237,496,857
TOTAL ASSETS	$247,154,767	$238,104,379

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$391,265	$92,158
Accrued offering costs	―	85,000
Promissory note - related party	150,000	―
Total current liabilities	541,265	177,158
Deferred underwriting fee payable	8,650,000	8,650,000
Total Liabilities	9,191,265	8,827,158

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, $0.0001 par value, 23,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023 at redemption values of $10.73 and $10.33 per share, respectively	246,894,725	237,496,857

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023	80	80
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding as of September 30, 2024 and December 31, 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,931,878)	(8,220,291)
Total Shareholders’ Deficit	(8,931,223)	(8,219,636)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$247,154,767	$238,104,379

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from March 7,
	For the Three Months		For the Nine Months	2023 (Inception) Through
	Ended September 30,		Ended September 30,	September 30,
	2024	2023	2024	2023
General and administrative expenses	$217,491	$157,653	$531,587	$167,134
General and administrative expenses - related party	60,000	44,516	180,000	44,516
Loss from operations	(277,491)	(202,169)	(711,587)	(211,650)

Other income:
Interest earned on cash and investments held in Trust Account	3,154,569	1,066,459	9,397,868	1,066,459
Total other income	3,154,569	1,066,459	9,397,868	1,066,459

Net income	$2,877,078	$864,290	$8,686,281	$854,809

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	23,000,000	16,175,824	23,000,000	7,111,111
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.10	$0.04	$0.29	$0.07

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares, basic and diluted	6,547,600	6,310,949	6,547,600	5,774,379
Basic and diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.10	$0.04	$0.29	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,103,752)	(3,103,752)
Net income	—	—	—	—	—	2,866,208	2,866,208
Balance at March 31, 2024 (unaudited)	797,600	80	5,750,000	575	—	(8,457,835)	(8,457,180)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,139,547)	(3,139,547)
Net income	—	—	—	—	—	2,942,995	2,942,995
Balance at June 30, 2024 (unaudited)	797,600	80	5,750,000	575	—	(8,654,387)	(8,653,732)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,154,569)	(3,154,569)
Net income	—	—	—	—	—	2,877,078	2,877,078
Balance at September 30, 2024 (unaudited)	797,600	$80	5,750,000	$575	$—	$(8,931,878)	$(8,931,223)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at March 7, 2023 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,550)	(5,550)
Balance at March 31, 2023 (unaudited)	—	—	5,750,000	575	24,425	(5,550)	19,450
Net loss	—	—	—	—	—	(3,931)	(3,931)
Balance at June 30, 2023 (unaudited)	—	—	5,750,000	575	24,425	(9,481)	15,519
Sale of 797,600 Private Placement Units	797,600	80	—	—	7,975,920	—	7,976,000
Fair value of Public Warrants at issuance	—	—	—	—	1,242,000	—	1,242,000
Allocation of issuance costs	—	—	—	—	(98,295)	—	(98,295)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(9,144,050)	(8,790,926)	(17,934,976)
Net income	—	—	—	—	—	864,290	864,290
Balance at September 30, 2023 (unaudited)	797,600	$80	5,750,000	$575	$—	$(7,936,117)	$(7,935,462)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from March 7,
	For the Nine	2023 (Inception)
	Months Ended	Through
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$8,686,281	$854,809
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(9,397,868)	(1,066,459)
Changes in operating assets and liabilities:
Prepaid expenses	13,583	(469,353)
Prepaid insurance	143,737	—
Accrued expenses	299,107	34,870
Net cash used in operating activities	(255,160)	(646,133)

Cash Flows from Investing Activities:
Investment into Trust Account	—	(232,300,000)
Net cash used in investing activities	—	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,080
Proceeds from sale of Unit Purchase Option	—	7,975,920
Proceeds from promissory note - related party	150,000	300,000
Repayment of promissory note - related party	—	(372,550)
Payment of offering costs	(85,000)	(592,262)
Net cash provided by financing activities	65,000	233,311,188

Net Change in Cash	(190,160)	365,055
Cash - Beginning of period	205,975	—
Cash - End of period	$15,815	$365,055

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$85,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$24,425
Deferred underwriting fee payable	$—	$8,650,000
Offering costs paid by Sponsor as a draw to the promissory note	$—	$72,550
Accretion of Class A Ordinary Shares subject to possible redemption	$9,397,868	$22,065,374

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering consummated on July 28, 2023 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 (File No. 333 - 273117) was declared effective on July 25, 2023 (the “IPO Registration Statement”). On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), included in the Units, the “Public Shares”), at price of $10.00 per share, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full (the “Option Units”), generating gross proceeds of $230,000,000 (see Note 3). Each Unit consists of one Public Share and one-half of one redeemable warrant (each a “Public Warrant,” and together with the Private Placement Warrants (as defined below), the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

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

Following the closing of the Initial Public Offering on July 28, 2023, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units in the Private Placement was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and will be invested only in U.S. government treasury obligations and/or held as cash or cash equivalents (including in demand deposit accounts) with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in a demand deposit account at bank), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

SEPTEMBER 30, 2024

issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon completion of a Business Combination with respect to the Warrants. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Going Concern and Liquidity

As of September 30, 2024, the Company had $15,815 in cash held outside of the Trust Account and working capital deficit of $281,223. The Company’s obligations due within one year of the date the accompanying unaudited condensed financial statements are issued are expected to exceed those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 28, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 29, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any future periods.

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

SEPTEMBER 30, 2024

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2024, the assets held in the Trust Account of $246,894,725 were held in money market funds. At December 31, 2023, the assets held in the Trust Account of $237,496,857 were held in money market funds.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of September 30, 2024 and December 31, 2023, the Class A Ordinary Shares reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,242,000)
Issuance costs allocated to Class A Ordinary Shares	(13,326,517)
Plus:
Accretion of carrying value to redemption value	22,065,374
Class A Ordinary Shares subject to possible redemption, December 31, 2023	237,496,857
Plus:
Accretion of carrying value to redemption value	3,103,752
Class A Ordinary Shares subject to possible redemption, March 31, 2024	240,600,609
Plus:
Accretion of carrying value to redemption value	3,139,547
Class A Ordinary Shares subject to possible redemption, June 30, 2024	243,740,156
Plus:
Accretion of carrying value to redemption value	3,154,569
Class A Ordinary Shares subject to possible redemption, September 30, 2024	$246,894,725

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,424,812, consisting of $4,000,000 of cash underwriting fees, $8,650,000 of deferred underwriting fees and $774,812 of other offering costs. As such, the Company recorded $13,326,517 of offering costs as a reduction of temporary equity and $98,295 of offering costs as a reduction of permanent equity.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions, which throughout the year, regularly exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and non-redeemable Class A Ordinary Shares and (ii) Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 11,898,800 shares of Class A Ordinary Shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three and nine months ended September 30, 2024, for the three months ended September 30, 2023 and for the period from March 7, 2023 (inception) through September 30, 2023. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

							For the Period from
							March 7, 2023
					For the Nine Months Ended		(Inception)
	For the Three Months Ended September 30,				September 30,		Through September 30,
	2024		2023		2024		2023
		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Redeemable	Class A And	Redeemable	Class A And	Redeemable	Class A And	Redeemable	Class A And
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,239,532	$637,546	$621,726	$242,564	$6,761,445	$1,924,836	$471,743	$383,066
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	6,547,600	16,175,824	6,310,949	23,000,000	6,547,600	7,111,111	5,774,379
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.04	$0.04	$0.29	$0.29	$0.07	$0.07

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 7, 2023 (inception). The adoption of ASU 2020-06 did not have an impact on the accompanying unaudited condensed financial statements.

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

SEPTEMBER 30, 2024

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

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees as disclosed in the IPO Registration Statement) until the earlier of (i) six months following the consummation of a Business Combination; or (ii) subsequent to the consummation of a Business Combination, the date on which the Company consummates a transaction that results in all of its shareholders having the right to exchange their shares for cash, securities, or other property.

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

On June 10, 2024, the Company issued a promissory note (the “June 2024 Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The June 2024 Promissory Note was issued in connection with advances the Sponsor may make in the future to the Company from time to time for working capital expenses. The June 2024 Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the Company’s initial Business Combination or (ii) the date the winding up of the Company is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the June 2024 Promissory Note may be converted into units of the Company at a price of $10.00 per unit, which will be identical to the Private Placement Units. These units and their underlying securities are entitled to the registration rights set forth in the June 2024 Promissory Note. As of September 30, 2024, the Company had $150,000 drawn on this June 2024 Promissory Note.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Support Agreements

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Also, pursuant to an administrative services agreement dated July 25, 2023, the Company agreed to pay to an affiliate of the Company’s Chief Executive Officer up to $20,000 per month for these services during the 24-month Combination Period. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of the initial Business Combination or liquidation. For the three and nine months ended September 30, 2024, for the three months ended September 30, 2023 and for the period from March 7, 2023 (inception) through September 30, 2023, the Company incurred expenses of $60,000 and $180,000, $44,516 and $44,516, respectively, for services under this agreement, which were included in the general and administrative expenses – related party on the accompanying unaudited condensed statements of operations.

In addition, pursuant to an advisory services agreement, dated July 25, 2023, following the commencement of the Initial Public Offering, the Company agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of September 30, 2024 and December 31, 2023, the contingent fee payable for these services amounted to $120,000 and $104,516, respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination company, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination (the “WCL Units”). The WCL Units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There were no working capital loans outstanding at September 30, 2024 and December 31, 2023.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

representatives of the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 23,797,600 Class A Ordinary Shares issued and outstanding, including 23,000,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity. The remaining 797,600 Class A Ordinary Shares from the sale of the Private Placement Units are non-redeemable and are classified as permanent (deficit).

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On July 28, 2023, the underwriters exercised the over-allotment option in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

Shareholders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share sub divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (not including the Class A Ordinary Shares underlying the Private Placement Units), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A Ordinary Shares or equity-linked securities or rights exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Business Combination and any WCL Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

In addition, only holders of Founder Shares will have the right to vote on the appointment of directors prior to the completion of the Company’s initial Business Combination and on a vote to continue the Company in a jurisdiction outside the Cayman Islands.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Warrants

As of September 30, 2024 and December 31, 2023, there were 11,898,800 Warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement the Company entered into with Continental on July 25, 2023 (the “Warrant Agreement”), a warrant holder may exercise its Public Warrants only for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the Warrants become exercisable, the Company may call the Warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-Day Redemption Period”) to each warrant holder; and
●	if, and only if, the closing price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Ordinary Shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described in the IPO Registration Statement) on each of 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders and there is an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-Day Redemption Period.

If and when the Warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares or Private Placement Units held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Level 1 assets include investments in a money market fund that invest solely in U.S. government securities. At September 30, 2024, assets held in the Trust Account were comprised of $246,894,725 in money market funds, which were invested primarily in U.S. government securities.

At December 31, 2023, assets held in the Trust Account were comprised of $237,496,857 in money market funds, which were invested primarily in U.S. government securities.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date and up to the date the accompanying unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On October 28, 2024, the Company withdrew an additional $150,000 under the June 2024 Promissory Note.

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

The SEC has adopted the 2024 SPAC Rules, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

June 2024 Promissory Note

On October 28, 2024, we withdrew an additional $150,000, in connection with our working capital expenses, under the June 2024 Promissory Note.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 7, 2023 (inception) through September 30, 2024, were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $2,877,078, which consisted of interest earned on investments held in our Trust Account of $3,154,569, offset by general and administrative expenses of $277,491.

For the nine months ended September 30, 2024, we had a net income of $8,686,281, which consisted of interest earned on investments held in our Trust Account of $9,397,868, offset by general and administrative expenses of $711,587.

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

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2024, net cash used in operating activities was $255,160. We had a net income of $8,686,281, which was affected by interest of $9,397,868 earned on investments held in our Trust Account and changes in operating assets and liabilities, which used $456,427 of cash.

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

As of September 30, 2024, we had $15,815 in cash held outside of the Trust Account and working capital deficit of $281,223. Our obligations due within one year of the date of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” issued are expected to exceed to those amounts. Our liquidity condition raises substantial doubt about our ability to continue as a going concern one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements” were issued.

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

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we pay an affiliate of our Chief Executive Officer $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of our initial Business Combination or our liquidation. For the three and nine months ended September 30, 2024, for the three months ended September 30, 2023 and for the period from March 7, 2023 (inception) through September 30, 2023, we incurred expenses of $60,000 and $180,000, $44,516 and $104,516, respectively, for services under the Administrative Services Agreement.

Advisory Services Agreement

Pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination. As of September 30, 2024 and December 31, 2023, the contingent fee payable for these services amounted to $120,000 and $104,516, respectively.

June 2024 Promissory Note

On June 10, 2024, we issued the June 2024 Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The June 2024 Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses. The June 2024 Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date the winding up of us is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the June 2024 Promissory Note may be converted into units at a price of $10.00 per unit, which will be identical to the Private Placement Units. These units and their underlying securities are entitled to the registration rights set forth in the June 2024 Promissory Note. As of September 30, 2024, we had $150,000 drawn on this June 2024 Promissory Note.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haymaker Acquisition Corp. 4

Dated: November 12, 2024	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)