Form 10-K
period 2024-12-31
Haymaker Acquisition Corp. 4
filed 2025-03-14
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 001-41757

HAYMAKER ACQUISITION CORP. 4

(Exact name of registrant as specified in its charter)

Cayman Islands	86-2213850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Madison Avenue, Floor 5
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 616-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	HYAC.U	The New York Stock Exchange

Class A Ordinary Shares, par value $0.0001 per share	HYAC	The New York Stock Exchange

Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	HYAC.WS	The New York Stock Exchange

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

The aggregate market value of the outstanding Class A Ordinary Shares of the registrant, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange was $243,110,000.

As of March 14, 2025, there were 23,797,600 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;
●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Initial Shareholders (as defined below);
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than $10.10 per Public Share;
●	the impact on the amount held in the Trust Account, our capitalization and other impacts on our Company or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;
●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 29, 2024;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 25, 2023, we entered into with an affiliate of our Vice President, for office space, administrative and support services;
●	“Advisory Services Agreement” are to the Advisory Services Agreement, dated July 25, 2023, we entered into with an affiliate our Financial Officer for services rendered prior to the consummation of our initial Business Combination;
●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 28, 2025 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, unless extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “our,” “we,” or “us” are to Haymaker Acquisition Corp. 4, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the (i) automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described in this Report and (ii) conversion at any time prior to our initial Business Combination of an equal number of shares of Class B Ordinary Shares at the option of the holder, in each case as described in this Report (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Haymaker I” are to Haymaker Acquisition Corp., a SPAC that completed a $330 million initial public offering in October 2017 and completed its initial Business Combination in March 2019;
●	“Haymaker II” are to Haymaker Acquisition Corp II, a SPAC that completed a $400 million initial public offering in June 2019 and completed its initial Business Combination in December 2020;
●	“Haymaker III” are to Haymaker Acquisition Corp. III, a SPAC that completed a $317.5 million initial public offering in March 2021 and completed an initial Business Combination in May 2022;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 28, 2023;
●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 15, 2023;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, and declared effective on July 25, 2023 (File No. 333- 273117);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated July 25, 2023, we entered into with our officers, directors and Sponsor;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“NYSE Three Year Requirement” are to the NYSE requirement that a SPAC must consummate a Business Combinations within three years of its initial listing;
●	“Option Units” are to the 3,000,000 units of the Company issued pursuant to the Initial Public Offering’s underwriters’ full exercise of the Over-Allotment Option (as defined below);
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the to the 45-day option from the date of the prospectus for the Initial Public Offering of the underwriters of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units (as defined below) sold in the Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 25, 2023, we entered into with the holders of the (i) Founder Shares, including any Class A Ordinary Shares issuable upon conversion of the Founder Shares, (ii) the Private Placement Units, including any underlying securities, and (iii) any WCL Units (as defined below), including any underlying securities;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

v

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Haymaker Sponsor IV LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $ 232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Unit Subscription Agreement” are to the Unit Subscription Agreement, dated July 25, 2023 we entered into with the Sponsor governing the Sponsor’s purchase of the Private Placement Units in the Private Placement;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“WCL Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $1,500,000 issued to the Sponsor on June 10, 2024 in connection with Working Capital Loans (as defined below) from the Sponsor;
●	“WCL Units” are to any units of the post-Business Combination company issued, at a price of $10.00 per unit, upon conversion of up to $1,500,000 of Working Capital Loans at the option of the lender, upon consummation of the initial Business Combination;
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.Business.

General

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on March 7, 2023 and will seek to effect an initial Business Combination with one or more businesses or entities. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering, and, after the closing of the Initial Public Offering, searching for a Business Combination target. We have not selected any specific Business Combination target. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

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

Initial Public Offering

On July 28, 2023, we consummated our Initial Public Offering of 23,000,000 Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Unit Subscription Agreement, we sold an aggregate of 797,600 Private Placement Units to our Sponsor in the Private Placement, including 30,000 Private Placement Units issued in connection with the full exercise of the Over-Allotment Option, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $7,976,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in this Report.

A total of $232,300,000, comprised of $226,000,000 of the proceeds from the Initial Public Offering (which amount includes $8,650,000 of the underwriter’s deferred discount) and $6,300,000 of the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Christopher Bradley, our Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Secretary, (i) Steven J. Heyer, our President and one of our directors, and (iii) Andrew R. Heyer, our Vice President, as well as Steven J. Heyer’s brother. Mr. Bradley brings extensive mergers and acquisitions, public equities, structuring and strategy consulting experience to our efforts. Messrs. Heyer’s and Heyer’s careers have centered on identifying and implementing value creation initiatives within the consumer and consumer-related products and services industries. They have combined over 75 year careers in the consumer and consumer-related products and services industries by relying on what we believe to be tried-and-true management strategies: cost management and productivity enhancement, and reinvesting the savings behind product innovation, marketing, channel development, and brand building.

We must complete our initial Business Combination by July 28, 2025, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of the Combination Period, then we will distribute all amounts in the Trust Account to our Public Shareholders (net of taxes paid or payable and up to $100,000 to pay dissolution expenses). We may, however, seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition NYSE’s rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to a suspension of trading and delisting from NYSE. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Management Team

We believe that our Management Team is well positioned to identify an attractive target business within the consumer and consumer-related products and services industries and that their proprietary deal sourcing network, ranging from industry executives, private business owners, private equity investors, and investment bankers will enable us to pursue a broad range of opportunities across the entire consumer and consumer-related products and services industries globally. We may pursue a Business Combination with a company not domiciled in the United States or whose operations are predominantly not in the United States. Our Management believes that its ability to identify and implement operational value creation initiatives will remain central to its differentiated acquisition strategy. Additionally, our network and current affiliations allows us to lean heavily on an existing infrastructure of resources that will assist in due diligence and ultimately structuring an acquisition.

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

Members of our Management Team were formerly members of the management teams of Haymaker I, Haymaker II, and Haymaker III. In connection with Haymaker I’s initial Business Combination, Haymaker I shareholders exchanged their shares for shares in OneSpaWorld Holdings Ltd. (NASDAQ: OSW), an operator of centers offering guests a comprehensive suite of health, fitness, beauty and wellness services, treatments, and products aboard cruise ships and at destination resorts around the world (“OneSpaWorld”). Haymaker I management announced the Business Combination with OneSpaWorld on November 1, 2018, approximately 12 months after Haymaker I’s initial public offering, and Haymaker I’s stockholders approved the Business Combination approximately four and a half months later. Haymaker II announced its Business Combination with (i) GPM Investments, LLC, a leading convenience store operator with over 2,900 locations in 33 states, and (ii) ARKO Holdings Ltd. (NASDAQ: ARKO), an Israeli public holding company, on September 9, 2020, approximately 15 months after Haymaker II’s initial public offering, and Haymaker II’s stockholders approved the Business Combination approximately three and a half months later. Haymaker III completed its $317.5 million initial public offering in March 2021 and completed an initial Business Combination with BioTE Holdings, LLC, which has become biote Corp. (NASDAQ:BTMD), a differentiated medical practice-building business within the hormone optimization space.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, will be in the form of proxy solicitation materials or tender offer documents that we will file with the SEC.

Our officers and directors may become officers or directors of any other blank check company prior to completion of our initial Business Combination. In particular, Christopher Bradley, our Chief Executive Officer, Chief Financial Officer, and Chairman, also currently serves as a director at another blank check company. As a result, our officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved.

Initial Business Combination

NYSE rules require that we must consummate an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of execution of the definitive agreement for such Business Combination (the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target Management Team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

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

Sourcing of Potential Initial Business Combination Targets

We believe our Management Team is well positioned to identify unique opportunities across the private company landscape in the consumer and consumer-related products and services industries. Our selection process leverages our relationships with leading technology company founders, executives of private and public companies, venture capitalists, private equity and growth equity funds.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under the Companies Act. Our Amended and Restated Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

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

Financial Position

With funds available for a Business Combination as of December 31, 2024 in the amount of approximately $248,821,435, assuming no redemptions, net of taxes paid or payable and after payment of $8,650,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

There will be no fees, reimbursements or cash payments made by us to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, other than the following payments, none of which have been or will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination:

●	Repayment on July 28, 2023 of the outstanding balance in full under the IPO Promissory Note made to us by our Sponsor to cover offering-related and organizational expenses. Borrowings under the IPO Promissory Note are no longer available;
●	Payment to an affiliate of our Vice President of $20,000 per month, for office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement;
●	Payment to an affiliate of our Chief Financial Officer of $20,000 per month for services rendered prior to the consummation of our initial Business Combination, which amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination, pursuant to the Advisory Services Agreement;
●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial Business Combination;
●	Payment of a finder’s fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination; and
●	Repayment of any Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination, including under the WCL Promissory Note. Up to $1,500,000 of such Working Capital Loans may be convertible into WCL Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The WCL Units would be identical to the Private Placement Units.

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

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, Initial Shareholders, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares our Initial Shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account have been or will be used to purchase Public Shares or Public Warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Our Sponsor, Initial Shareholders, officers, directors and/or their affiliates anticipate that they may identify the Public Shareholders with whom our Initial Shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which Public Shareholders to purchase Public Shares from based on a negotiated price and number of Public Shares and any other factors that they may deem relevant, and will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described in this Report. The amount in the Trust Account as of December 31, 2024 was approximately $10.86 per Public Share. The per share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the representatives of the underwriters. Our Initial Shareholders, Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

Limitations on Redemptions

Our Amended and Restated Charter provides that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares in connection with such initial Business Combination, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

If we seek shareholder approval, we will complete our initial Business Combination only if we receive the approval of an ordinary resolution under Cayman Islands law, which is a resolution passed by a simple majority of the shareholders as, being entitled to do so, vote at a general meeting of the company and includes a unanimous written resolution. In accordance with our Amended and Restated Charter, a quorum for such meeting will be holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our Initial Shareholders will count towards this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares or Private Placement Shares they hold and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Initial Shareholders’ Founder Shares and Private Placement Shares, we would need only 8,226,201, or approximately 35.8% of the 23,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding Ordinary Shares are voted). Assuming that only one-third of our issued and outstanding Ordinary Shares are voted, representing a quorum under our Amended and Restated Charter, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to have an initial Business Combination approved. These quorum and voting thresholds, and the voting agreements of our Initial Shareholders, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our Amended and Restated Charter provides that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares in connection with such initial Business Combination, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

We will also provide this redemption opportunity to our Public Shareholders should we seek approval to amend our Amended and Restated Charter to extend our Combination Period consistent with applicable laws, regulations and stock exchange rules.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares sold in our Initial Public Offering (the “Excess Shares”), without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we are limiting the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we are not restricting our shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we will have only until the end of the Combination Period to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under the Companies Act to provide for claims of creditors and in all cases, subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $101,126 of proceeds held outside the Trust Account as of December 31, 2024, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the Trust Account, the per-share redemption amount received by Public Shareholders upon our dissolution would be approximately $10.86 as of December 31, 2024. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by Public Shareholders will not be substantially less than $10.86. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than Withum, our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in the best interests of our Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include (i) the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver, or (ii) in cases where Management is unable to find a service provider willing to execute a waiver. The underwriters of the Initial Public Offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

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

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we have access to up to approximately $101,126 from the proceeds of the Initial Public Offering held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a shareholder vote.

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

Employees

We currently have 3 executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

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

Further, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment or removal of directors. As a result, NYSE considers us to be a “controlled company” within the meaning of NYSE corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination within the Combination Period;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;
●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;
●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption;
●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;
●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;
●	Trust Account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and our shareholders will have limited liquidity and trading;
●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;
●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;
●	since our Initial Shareholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;
●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than $10.10 per Public Share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.10 per Public Share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;
●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States. Our Sponsor, a limited liability company formed in the state of Delaware, is not controlled by, and does not have substantial ties with, any non-U.S. persons;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;
●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;
●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;
●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;
●	we may seek to extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company;
●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;
●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations; and

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

Our securities will be suspended from trading on NYSE and delisted if we do not consummate our initial Business Combination by July 26, 2027. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination .

Our securities are currently listed on the NYSE. Pursuant to our Amended and Restated Charter, we have until July 28, 2026 to consummate our initial Business Combination. Under NYSE’s rules, a SPAC’s NYSE-listed securities will be immediately suspended from trading if the SPAC is unable to complete its initial Business Combination within three years of its initial listing. Were we to amend our Amended and Restated Charter to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to July 26, 2027 in order to avoid a suspension of our securities from trading on and delisting from NYSE. If NYSE were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our NYSE suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;
●	limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	limited news and analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from NYSE, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-half of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $232,300,000 was placed in our Trust Account.  We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.10 per Public Share (the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not as yet identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure that the trading price of such shares will be greater than the Redemption Price.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement; (ii) Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2023, as filed with the SEC on November 9, 2023); and (iii) 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 1C.Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.Properties.

Our executive offices are located at 501 Madison Avenue, Floor 5, New York, NY 10022, and our telephone number is (212) 616-9600. The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our Vice President for office space, administrative and shared personnel support services, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

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

Our Units, Public Shares and Public Warrants are each traded on NYSE under the symbols “HYAC.U,” “HYAC” and “HYAC.WS,” respectively. Our Units commenced public trading on July 26, 2023, and our Public Shares and Public Warrants commenced separate public trading on September 15, 2023.

(b)Holders

On March 14, 2025, there were two holders of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and one holder of record of our Warrants.

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering, pursuant to the Unit Subscription Agreement, we completed the private sale of an aggregate of 797,600 Private Placement Units to the Sponsor, including 30,000 Private Placement Units issued in connection with the full exercise of the Over-Allotment Option, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,976,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)Use of Proceeds from the Initial Public Offering

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

(h)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.[Reserved]

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

Overview

We are a blank check company incorporated in the Cayman Islands on March 7, 2023, formed for the purpose of entering into a Business Combination with one or more businesses. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering, and , since the closing of our Initial Public Offering, searching for a Business Combination target. We have not selected any Business Combination target. We are focusing our search for an initial Business Combination with a business in the consumer and consumer-related products and services industries.

We must complete our initial Business Combination by July 28, 2025, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of the Combination Period, then we will distribute all amounts in the Trust Account to our Public Shareholders (net of taxes paid or payable and up to $100,000 to pay dissolution expenses). We may, however, seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition NYSE’s rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to a suspension of trading and delisting from NYSE. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 7, 2023 (inception) through December 31, 2024, were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $11,323,538, which consisted of interest earned on investments held in our Trust Account of $12,263,797, offset by general and administrative expenses of $940,259.

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

Liquidity, Capital Resources and Going Concern

For the year ended December 31, 2024, net cash used in operating activities was $419,849. We had a net income of $11,323,538, which was affected by interest of $12,263,797 earned on investments held in our Trust Account and changes in operating assets and liabilities, which provided $520,410 of cash.

For the period from March 7, 2023 (inception) through December 31, 2023, net cash used in operating activities was $805,213. We had a net income of $4,701,033, which was affected by interest of $5,196,857 earned on investments held in our Trust Account and changes in operating assets and liabilities, which used $309,389 of cash.

On July 28, 2023, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option, generating gross proceeds for our Company of $230,000,000. Commencing on September 15, 2023, the holders of the Units may elect to separately trade the underlying the Public Shares and Public Warrants.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Unit Subscription Agreement, we consummated the sale of 797,600 Private Placement Units to the Sponsor, including 30,000 Private Placement Units issued in connection with the full exercise of the Over-Allotment Option, at a price of $10.00 per Private Placement Unit in the Private Placement, including 30,000 Private Placement Units in connection with the full exercise of the Over-Allotment Option, generating gross proceeds for our Company of $7,976,000.

Following the closing of the Initial Public Offering on July 28, 2023, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units in the Private Placement was placed in the Trust Account.

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

As of December 31, 2024, we had $101,126 in cash held outside of the Trust Account and working capital deficit of $509,895. Our obligations due within one year of the date of the financial statements included elsewhere in this Report are expected to exceed those amounts. Our liquidity condition raises substantial doubt about our ability to continue as a going concern one year from the date that the financial statements and the notes thereto included elsewhere in this Report were issued.

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

Underwriters Agreement

Simultaneously with the Initial Public Offering and sale of 20,000,000 Units, the underwriters fully exercised the Over-Allotment Option to purchase an additional 3,000,000 Option Units at an offering price of $10.00 per Unit for an aggregate purchase price of $30,000,000. The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Unit and $0.55 per Unit in the Over-Allotment Option, or $8,650,000 in the aggregate, will be payable to the representatives of the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters of the Initial Public Offering from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement we entered into on July 25, 2023 with the representatives of the underwriters in the Initial Public Offering.

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we pay an affiliate of our Vice President $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of our initial Business Combination or our liquidation. For the year ended December 31, 2024 and for the period from March 7, 2023 (inception) through December 31, 2023, we incurred expenses of $240,000 and $104,516, respectively, for services under the Administrative Services Agreement.

Advisory Services Agreement

Pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts are accrued and will only be payable upon the successful completion of our initial Business Combination. As of December 31, 2024 and 2023, the contingent fee payable for the services under the Advisory Services Agreement amounted to $240,000 and $104,516, respectively.

WCL Promissory Note

On June 10, 2024, we issued the WCL Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses as Working Capital Loans. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date our winding up is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of December 31, 2024, we had $400,000 drawn on this WCL Promissory Note.

Critical Accounting Estimates and Policies

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

Net Income Per Share

We have two classes of Ordinary Shares, the (i) redeemable Class A Ordinary Shares and the non-redeemable Class A Ordinary Shares and (ii) Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income per share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the Warrants since the exercise of the Warrants are contingent upon the occurrence of future events.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020 - 06, “Debt - Debt with Conversion and Other Options (Subtopic 470 - 20) and Contracts in Entity’s Own Equity (Subtopic 815 - 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020 - 06”), which simplified accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU 2020 - 06, more convertible debt instruments are accounted for as a single liability measured at its amortized cost and more convertible preferred stock are accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments were effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted ASU 2020 - 06 effective March 7, 2023 (inception). The adoption of ASU 2020 - 06 did not have an impact on the financial statements included elsewhere in this Report.

In November 2023, the FASB issued ASU 2023 - 07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023 - 07”). The amendments in ASU 2023 - 07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023 - 07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure (s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023 - 07 and existing segment disclosures in ASC 280. ASU 2023 - 07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023 - 07 as required for the year ended December 31, 2024. The adoption required the Company to provide additional disclosures, but otherwise it does not materially impact the accompanying financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material effect on the financial statements included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2024.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Christopher Bradley	47	Chairman, Chief Executive Officer, Chief Financial Officer and Secretary
Steven J. Heyer	72	President and Director
Andrew R. Heyer	67	Vice President
Roger Meltzer	74	Director
Walter F. McLallen	59	Director
Brian Shimko	39	Director

The experience of our directors and executive officers is as follows:

Christopher Bradley, our Chief Financial Officer and Secretary since our inception in March 2023, and Chairman and Chief Executive Officer since November 2024, brings over 20 years of investing experience spanning venture capital, private equity, and public companies. Mr. Bradley is a Managing Director at Mistral Equity Partners, a consumer and retail private equity fund, where he has been since 2008. He currently serves as the Chief Executive Officer and a director of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies, a role he has held since he founded the fund in 2016. In addition, Mr. Bradley currently serves on the boards of Roth CH Acquisition Co. (formerly TKB Critical Technologies 1) a blank check company (OTC:USCTF), since June 2023, and Insomnia Cookies Holdings, LLC, a retailer of desserts opens primarily in the evening and nighttime, since July 2024, and on the advisory board of Carnegie Park Capital, a multi-strategy private and public investment fund, since 2023. Mr. Bradley also has served as a member of the board of directors of The Beacon Consumer Incubator Fund since 2016.

Previously, he served as the Chief Financial Officer and Secretary of TMKR from January 2021 to July 2023. He served as the Chief Financial Officer of Haymaker Acquisition Corp. III, a special purpose acquisition company, from March 2021 to May 2022, where he led the deal sourcing, negotiation, structuring, and diligence for this entity’s merger with BioTE Holdings, LLC, which has become biote Corp. (NASDAQ:BTMD), after which he served as biote’s Strategic Advisor until September 2023. From 2019 until its Business Combination in December of 2020, Mr. Bradley served as the Chief Financial Officer of Haymaker Acquisition Corp. II, a special purpose acquisition company. As with Haymaker III, Mr. Bradley led the deal sourcing, negotiation, and structuring of Haymaker II’s merger with ARKO Holdings Ltd. (NASDAQ:ARKO), the nation’s sixth largest chain of convenience stores. From 2017 until its Business Combination in March 2019, he served as the CFO of Haymaker I, a special purpose acquisition company, and, as with Haymaker II and III, led that entity’s merger with OneSpaWorld Holdings Ltd. (NASDAQ: OSW), the world’s largest operator of spas on cruise ships and at destination resorts. From 2020 to October 2023 and from 2021 to September 2023, he served on the advisory boards of MITA and Growth for Good Acquisition Corp (NASDAQ:GFGD), a blank check company, respectively.

Prior to joining Mistral Equity Partners, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler, from 2016 to 2020; The Lovesac Company, Inc. (NASDAQ:LOVE), a direct to consumer furniture retailer, from 2010 to 2019; Country Pure Foods, Inc. a wholesaler of packaged juice products, from 2010 to 2014; XWELL, Inc. (NASDAQ:XWEL), formerly Xpress Spa Group, Inc., from 2012 to 2014; and Jamba, Inc., formerly Jamba Juice, Inc. (NASDAQ:JMBA), from 2009 to 2013. Mr. Bradley earned an A.B. from the University of Chicago and an M.B.A. from The Harvard Business School. Mr. Bradley is qualified to serve as our Chairman due to his extensive board service on both public and private company boards and tenure as the Chief Financial Officer of several publicly traded companies.

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

Andrew R. Heyer, our Vice President since November 2024, who served as our Chief Executive Officer and Executive Chairman from our Initial Public Offering in July 2023 until November 2024, is a finance professional with over 40 years of experience investing in the consumer and consumer-related products and services industries, as well as a senior banker in leveraged finance during which time his clients included many large private equity firms. Mr. Heyer served as President and Director of Haymaker III until it completed its Business Combination in May 2022 with BioTE Holdings, LLC, which has become biote Corp. (NASDAQ:BTMD). Since this Business Combination he has remained on the biote board of directors. Mr. Heyer served as President and Director of Haymaker II until it completed its Business Combination in December 2020 with GPM Investments, LLC and ARKO Holdings Ltd. (NASDAQ:ARKO), and has since remained on its board. Mr. Heyer was President and Director of Haymaker I until it completed its Business Combination with OneSpaWorld Holdings Ltd. (NASDAQ: OSW), in March 2019, and has since remained on its board. Currently, Mr. Heyer serves as the Chief Executive Officer and Founder of Mistral, a private equity fund manager founded in 2007 that invests in the consumer industry. Prior to founding Mistral in 2007, from 2000 to 2007, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds from 1995 to 2001. Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. from 1990 to 1995. Before Argosy, from 1984 to 1990, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and, previous to that, he worked at Shearson/American Express. From 1993 through 2009, Mr. Heyer also served on the board of The Hain Celestial Group, Inc., a natural and organic food and products company, rejoining the board from 2012 to 2019. Mr. Heyer also serves on the board of The Lovesac Company, Inc., a branded omni- channel retailer of technology-forward furniture, from 2010 to the present. Mr. Heyer also served on the board of several private companies owned in whole or in part by Mistral, including Worldwise, Inc., a pet accessories business from 2011 to 2021. Mr. Heyer has also served on the board of Insomnia Cookies, a retailer of desserts opens primarily in the evening and nighttime. In the past, Mr. Heyer has served as a director of XpresSpa Group, Inc. from 2016 to 2019 (NASDAQ:XWEL), Las Vegas Sands Corp., a casino company, from 2006 to 2008, El Pollo Loco Holdings, Inc., a casual Mexican restaurant, from 2005 to 2008, and Reddy Ice Holdings, Inc., a manufacturer of packaged ice products, from 2003 to 2006. From March 2021 until December 2022, he served on the board of AF Acquisition Corp. He also served on the board of Coliseum Acquisition Corp. (NASDAQ: MITA) from January 2021 to June 2023, and the board of Tastemaker Acquisition Corp. from January 2021 to July 2023. Mr. Heyer received his B.Sc. and M.B.A. from the Wharton School of the University of Pennsylvania, graduating magna cum laude.

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

Roger Meltzer, Esq., who has served as one of our directors since July 2023, has practiced law at DLA Piper LLP from 2007 and held various roles: Global Co-Chairman (2015 through 2020), and currently as Chairman Emeritus; Americas Co-Chairman (2013 through 2020); Member, Office of the Chair (2011 through 2020); Member, Global Board (2008 through 2020); Co-Chairman, U.S. Executive Committee (2013 through 2020); Member, U.S. Executive Committee (2007 through 2020); and Global Co-Chairman, Corporate Finance Practice (2007 through 2015). Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1977 to 2007 where he was a member of the Executive Committee from 1987 through 2007, Co-Administrative Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the Advisory Board of Harvard Law School Center on the Legal Profession (May 2015—Present); and the Board of Trustees, New York University Law School (September 2011—Present); and previously served on the Corporate Advisory Board, John Hopkins, Carey Business School (January 2009—December 2012). He has previously served on the board of directors of: Lionheart II Corp (March 2021 to May 2022), Lionheart III Corp (March 2021 to August 2022), Haymaker Acquisition Corp. III (February 2021 to July 2022), certain subsidiaries of Nordic Aviation Capital (December 2021 to April 2022), The Legal Aid Society (November 2013 to January 2020), Hain Celestial Group, Inc. (December 2000 to February 2020), American Lawyer Media (January 2010 to July 2014) and The Coinmach Service Corporation (December 2009 to June 2013). Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. In February 2021, Mr. Meltzer joined the board of directors of Haymaker Acquisition Corp. 4, a special purpose acquisition company focused on identifying and implementing value creation initiatives within the consumer and consumer-related products and services industries. In February 2021, Mr. Meltzer joined the board of directors of Ubicquia LLC, a smart solutions infrastructure company. In May 2022, Mr. Meltzer joined the board of directors of MSP Recovery, Inc. following its business combination with Lionheart Acquisition Corp II. Mr. Meltzer also serves on the board of directors of Lionheart IV. In June 2022, Mr. Meltzer joined the board of directors of Aearo Holding LLC and affiliated entities. In August 2022, Mr. Meltzer joined the board of directors of Empatan Public Limited Company (“SMX”) following its business combination with Lionheart III Corp, Security Matters Limited and Aryeh Merger Sub Inc. In January 2023, Mr. Meltzer joined the board of directors of AID Holdings II (“Enlivant”), a senior living facility provider and portfolio company of TPG Capital L.P. In February 2023, Mr. Meltzer joined the board of directors of Klein Hersh, an executive recruitment firm that spans the life sciences continuum and healthcare industry. In April 2023, Mr. Meltzer joined the board of directors of Cyxtera Technologies, Inc., a company specializing in colocation and interconnection services, with a footprint of more than 60 data centers in over 30 markets. In May 2023, Mr. Meltzer joined the board of directors of John C. Heath, Attorney at Law PC d/b/a/ Lexington Law, an industry leader specializing in credit repair services. In August 2023, Mr. Meltzer joined the board of directors of Elixir, a subsidiary of Rite Aid, a leading pharmacy chain offering products for health and wellness. In November 2023, Mr. Meltzer joined the board of directors of SK Neptune Husky Intermediate I S.a.r.l. and related affiliates (“Heubach Group”), a leading producer of organic, inorganic and anti-corrosive pigments. In November 2023, Mr. Meltzer joined the board of directors of Careismatic Brands Inc., an innovative supplier of medical apparel and footwear. In November 2023, Mr. Meltzer joined the board of directors of Audacy Inc., a leading multi-platform audit content and entertainment company. In July 2024, Mr. Meltzer joined the board of directors of CQC Impact Investors LLC, an organization, along with related entities, developing and implementing carbon reduction and clean energy projects at scale, generating high-quality carbon credits with significant co-benefits for the poorest people across the world. In October 2024, Mr. Meltzer joined the board of directors of ATD New Holdings, Inc., parent company of American Tire Distributors, Inc., the largest tire distributor in the United States. Mr. Meltzer received a Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College. Mr. Meltzer is qualified to serve as a director due to his experience representing corporate clients on high-profile, complex, and cross-border matters and his leadership qualities.

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

Walter F. McLallen, who has served as one of our directors since July 2023, is a finance professional with over 30 years of leveraged finance, private equity, restructuring and operations experience. Mr. McLallen has been the Managing Member of Meritage

Capital Advisors, an advisory boutique firm focused on debt and private equity transaction origination, structuring and consulting, since 2004. Mr. McLallen has extensive board and organizational experience and has served on numerous corporate and non-profit boards and committees, with a significant historical focus on consumer products-related companies. Mr. McLallen has served on the board of directors of The Lovesac Company, Inc. (NASDAQ:LOVE), a direct to consumer furniture retailer, from 2019. Mr. McLallen served as a director of publicly traded Centric Brands Inc. (NASDAQ: CTRC), a lifestyle brands collective in the branded and licensed apparel and accessories sectors, from 2016 to 2020, and AerCap Holdings N.V. (NYSE: AER), an aircraft leasing company, from 2015 to 2017. Since 2019, Mr. McLallen has served as a director of OneSpaWorld Holdings Ltd. (NASDAQ: OSW) and, from 2017 to 2019, he served as a director of Haymaker II. He also served on the boards of several consumer-focused private companies, including Timeless Wine Company, the producer of consumer luxury wine brands Silver Oak, Twomey and OVID; Worldwise, a consumer branded pet products company; adMarketplace, a search engine advertiser; and Frontier Dermatology, a physician practice platform. Since 2014, Mr. McLallen has also been a Founder and Co-Chairman of Tomahawk Strategic Solutions, a law enforcement and corporate training and risk management company. From 2006 to 2015, he was Vice Chairman of Remington Outdoor Company, an outdoor consumer platform he co-founded with a major investment firm. Mr. McLallen was formerly with CIBC World Markets from 1995 to 2004, during which time he was a Managing Director, head of Debt Capital Markets and head of High Yield Distribution. Mr. McLallen started his career in the Mergers & Acquisitions Department of Drexel Burnham Lambert and was a founding member of The Argosy Group L.P. Mr. McLallen received a B.A. with a double major in Economics and Finance from the University of Illinois at Urbana-Champaign. Mr. McLallen is qualified to serve as a director due to his extensive investment, due diligence, financial modeling, and deal structuring experience, in addition to his experience serving on the boards of other publicly traded companies.

Brian Shimko, who has served as one of our directors since July 2023, has served as a General Partner at Maywic Select Investments since 2017 as well as principal of Comm Investments, a diversified investment firm he founded, since 2016. Mr. Shimko has over 15 years of experience investing in acquisition candidates, completing due diligence, financial modeling, and deal structuring. Also, his experience spans evaluating, executing and monitoring public, private, and venture capital investments. He has served on the board of Hungry Harvest Inc., a privately held food distribution company, since 2024, Fortis Security Products, LLC., a privately held banking infrastructure company, since 2018, and Lake Ridge Academy, a private school located in North Ridgeville Ohio since 2017. Previously, Mr. Shimko served as the director of The Sill, a private company, from 2023 to 2024 and as the Senior Vice President of Haymaker III from 2021 to 2022. Prior to Maywic, Mr. Shimko served as a Manager of Merger and Acquisitions at EY from 2016 to 2017 and held various financial analysis positions at General Electric (NYSE: GE) from 2007 to 2016. Mr. Shimko received his B.A. from Fordham University and his M.B.A. from the University of Michigan. Mr. Shimko is qualified to serve as a director due to his extensive investment, due diligence, financial modeling, and deal structuring experience.

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

Family and Close Personal Relationships

Other than as set forth below, no family or close personal relationships exist between any of our directors or executive officers:

Andrew R. Heyer and Steven J. Heyer are siblings.

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

The term of office of the first class of directors, consisting of Mr. Shimko, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Meltzer and McLallen, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Bradley and Heyer, will expire at the third annual meeting of shareholders.

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

Audit Committee

We have established the Audit Committee. Messrs. Meltzer, McLallen and Shimko serve as members of our Audit Committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent, subject to the exception described below. Each of Messrs. Meltzer, McLallen and Shimko are independent.

Mr. McLallen serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. McLallen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, as amended on November 28, 2023, which details the principal functions of the Audit Committee, including:

●	assisting with Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
●	reviewing with Management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and
●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

Compensation Committee

We have established the Compensation Committee. The members of our Compensation Committee are Messrs. Meltzer, McLallen and Shimko and Mr. McLallen serves as chairman of the Compensation Committee. We have adopted a Compensation Committee charter, as amended on November 28, 2023, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to Board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting Management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement;
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy (as defined below), with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter of the Compensation Committee also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established the Nominating Committee. The members of our Nominating Committee are Messrs. Meltzer, McLallen and Shimko, and Mr. Meltzer and serves as chair of the Nominating Committee.

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

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14 and is incorporated herein by reference.

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

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted the SEC Clawback Rule that directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 28, 2024, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final Clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in Section 303A.14 of the NYSE Listed Company Manual and Section 811 of the NYSE American, LLC Company Guide (the “NYSE Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the NYSE Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11.    Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.

There are no fees, reimbursements or cash payments made by us to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, other than the following payments, none of which have been or will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination:

●	Repayment on July 28, 2023 of the outstanding balance in full under the IPO Promissory Note made to us by our Sponsor to cover offering-related and organizational expenses. Borrowings under the IPO Promissory Note are no longer available;
●	Payment to an affiliate of our Vice President of $20,000 per month, for office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement;
●	Payment to an affiliate of our Chief Financial Officer of $20,000 per month for services rendered prior to the consummation of our initial Business Combination, which amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination, pursuant to the Advisory Services Agreement;
●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial Business Combination;
●	Payment of a finder’s fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination; and
●	Repayment of non-interest bearing Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business

Combination, including under the WCL Promissory Note. Up to $1,500,000 of such Working Capital Loans may be convertible into WCL Units of the post-Business Combination entity at a price of $10.00 per WCL Unit at the option of the lender. The WCL Units would be identical to the Private Placement Units.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 14, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and directors as a group.

In the table below , percentage ownership is based on 29,547,600 shares of our Ordinary Shares, consisting of (i) 23,797,600 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of March 14, 2025. On all matters to be voted upon, except for (i) the election of directors of the Board and (ii) a vote to continue our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares have the right to vote on the appointment of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Haymaker Sponsor IV LLC (our Sponsor) (2)(3)	797,600	3.4%	5,750,000	100.0%	22.2%
Christopher Bradley (3)	—	—	—	—	—
Steven J. Heyer (2)(3)	797,600	3.4%	5,750,000	100.0%	22.2%
Andrew R. Heyer (2)(3)	797,600	3.4%	5,750,000	100.0%	22.2%
Walter F. McLallen (3)	—	—	—	—	—
Roger Meltzer, Esq. (3)	—	—	—	—	—
Brian Shimko (3)	—	—	—	—	—
All executive officers and directors as a group (6 individuals) (2)(3)	797,600	3.4%	5,750,000	100.0%	22.2%
Other 5% Shareholders
Wealthspring Parties (4)	2,231,759	9.4%	—	—	7.6%
First Trust Parties (5)	2,049,276	8.6%	—	—	6.9%
HGC Investment Management Inc. (6)	1,995,000	8.4%	—	—	6.8%
Fort Baker Parties (7)	1,310,641	5.5%	—	—	4.4%
(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o 501 Madison Avenue, Floor 5, New York, NY 10022.
(2)	Interests shown consist solely of (i) Founder Shares, classified as Class B Ordinary Shares. Such shares will (unless otherwise provided in our initial Business Combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, and may be converted at any time prior to our initial Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment, and (ii) 767,600 Private Placement Shares included in the Private Placement Units.
(3)	Haymaker Sponsor IV LLC, our Sponsor, is the record holder of the Ordinary Shares reported herein. Steven J. Heyer and Andrew R. Heyer are the managing members of our Sponsor and have voting and investment discretion with respect to the securities held of record by our Sponsor and may be deemed to have shared beneficial ownership of the securities held directly by our Sponsor. All of our officers and directors are members of our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed February 8, 2024 by (i) Wealthspring Capital LLC, a Delaware limited liability company (“Wealthspring”) and (ii) Matthew Simpson, who is a United States citizen and a manager of Wealthspring (“Mr. Simpson, and together with Wealthspring, the “Wealthspring Parties”). The principal business address of each of the Wealthspring Parties is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(5)	According to a Schedule 13G/A filed November 14, 2024 by (i) First Trust Merger Arbitrage Fund, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act (“VARBX”), (ii) First Trust Capital Management L.P., an investment adviser registered with the SEC (“FTCM”), (iii) First Trust Capital Solutions L.P., a Delaware limited partnership and control person of FTCM (“FTCS”), and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM (“Sub GP” and collectively with VARBX, FTCM and FTCS, the “First Trust Parties”). FTCM provides investment advisory services to, among others, (i) a series of Investment Managers Series Trust II, (ii) First Trust Alternative Opportunities Fund and (iii) Highland Capital Management Institutional Fund II, LLC (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including our Public Shares) as well as the authority to purchase, vote and dispose of securities. As of December 31, 2024, VARBX owned 1,915,657 Public Shares, while FTCM, FTCS and Sub GP collectively owned 2,049,276 Public Shares. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
(6)	According to a Schedule 13G filed February 14, 2024 by HGC Investment Management Inc., a company incorporated under the laws of Canada (“HGC”), which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to the Public Shares held by HGC on behalf of the Fund. The principal business address of HGC is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.
(7)	According to a Schedule 13G filed November 14, 2024 by (i) Fort Baker Capital Management LP, a Delaware limited partnership (“FBCM”); (ii) Steven Patrick Pigott, a United States citizen and a Limited Partner/Chief Investment Officer of FBCM; and (iii) Fort Baker Capital, LLC, a Delaware limited liability company and General Partner for FBCM (collectively, the “Fort Baker Parties”). The principal business address of each of the Fort Baker Parties is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94939.

Our Sponsor beneficially owns 22.2% of the issued and outstanding Ordinary Shares as of March 14, 2025. Only holders of Class B Ordinary Shares have the right to appoint directors in any election held prior to or in connection with the completion of our initial Business Combination. Public Shareholders do not have the right to appoint any directors to our Board of Directors prior to our initial Business Combination. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Amended and Restated Charter and approval of significant corporate transactions including our initial Business Combination.

Pursuant to the Unit Subscription Agreement, our Sponsor purchased 797,600 Private Placement Units, including 30,000 Private Placement Units issued in connection with the full exercise of the Over-Allotment Option, for an aggregate purchase price of $7,976,000, or $10.00 per Unit, in the Private Placement. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the IPO Registration Statement. A portion of the purchase price of the Private Placement Units has been added to the proceeds from the Initial Public Offering being held in the Trust Account. If we do not complete our initial Business Combination within the Combination Period, the Private Placement Units will expire worthless. The Private Placement Units, Private Placement Shares and Private Placement Warrants are subject to certain transfer restrictions as described in the IPO Registration Statement. Otherwise, the Private Placement Units have terms and provisions that are identical to those of the Units sold in the Initial Public Offering.

Our Sponsor, and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

In March 2023, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Founder Shares. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent approximately 20% of the outstanding Ordinary Shares after the Initial Public Offering (not including the Class A Ordinary Shares underlying the Private Placement Units). Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full or in part. On July 28, 2023, the Over-Allotment Option was exercised in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

Pursuant to the Unit Subscription Agreement, our Sponsor also purchased 797,600 Private Placement Units, including 30,000 Private Placement Units issued in connection with the full exercise of the Over-Allotment Option, for an aggregate purchase price of $7,976,000, or $10.00 per Private Placement Unit, in the Private Placement. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the IPO Registration Statement. The Private Placement

Units, Private Placement Shares and Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination.

We currently utilize office space at 501 Madison Avenue, Floor 5, New York, NY 10022 from our Sponsor. Pursuant to the Administrative Services Agreement, we pay an affiliate of our Vice President $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of our initial Business Combination or our liquidation. For the year ended December 31, 2024 and for the period from March 7, 2023 (inception) through December 31, 2023, we incurred expenses of $240,000 and $104,516, respectively, for services under the Administrative Services Agreement.

In addition, pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination. As of December 31, 2024 and 2023, the contingent fee payable for the services under the Advisory Services Agreement amounted to $240,000 and $104,516, respectively.

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

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into WCL Units of the post Business Combination entity at a price of $10.00 per WCL Unit at the option of the lender. The WCL Units would be identical to the Private Placement Units.

On June 10, 2024, we issued the WCL Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses as Working Capital Loans. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date our winding up is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of December 31, 2024, we had $400,000 drawn on this WCL Promissory Note.

Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of Working Capital Loans prior to our initial Business Combination have been and will be made using funds held outside the Trust Account.

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

Item 14.    Principal Accountant Fees and Services.

On October 2, 2023, the Board of Directors and the Audit Committee authorized dismissal of Marcum LLP (“Marcum”) and engagement of Withum as our new independent registered public accounting firm, for our audit of the fiscal year ending December 31, 2023. For more information on this change in our independent registered public accounting firm, please see our Current Report on Form 8-K, filed with the SEC on October 5, 2023.”

The following is a summary of fees paid or to be paid to Withum and/or Marcum, as applicable, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 and for the period from March 7, 2023 through December 31, 2023 were approximately $82,524 and $56,680, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings. The aggregate fees of Marcum for professional services rendered in connection with our Initial Public Offering audit were approximately $80,725.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum or Marcum for any audit-related fees for the year ended December 31, 2024 and for the period from March 7, 2023 (inception) through December 31, 2023.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum or Marcum for tax services, planning or advice for the year ended December 31, 2024 and for the period from March 7, 2023 (inception) through December 31, 2023.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum or Marcum for any other services for the year ended December 31, 2024 and for the period from March 7, 2023 (inception) through December 31, 2023.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this Report:

(1)Financial Statements

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

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

HAYMAKER ACQUISITION CORP. 4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Haymaker Acquisition Corp. 4

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Haymaker Acquisition Corp. 4 (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2024 and for the period from March 7, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from March 7, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue and it incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of December 31, 2024, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

New York, NY

March 14, 2025

PCAOB Number 100

HAYMAKER ACQUISITION CORP. 4

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$101,126	$205,975
Prepaid expenses	181,367	257,810
Total current assets	282,493	463,785
Prepaid insurance – non-current	—	143,737
Cash held in Trust Account	249,760,654	237,496,857
TOTAL ASSETS	$250,043,147	$238,104,379

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$392,388	$92,158
Accrued offering costs	―	85,000
WCL Promissory Note - related party	400,000	―
Total current liabilities	792,388	177,158
Deferred underwriting fee payable	8,650,000	8,650,000
Total Liabilities	9,442,388	8,827,158

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, $0.0001 par value, 23,000,000 shares issued and outstanding at December 31, 2024 and 2023 at redemption values of $10.86 and $10.33 per share, respectively	249,760,654	237,496,857

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2024 and 2023	80	80
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding as of December 31, 2024 and 2023	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,160,550)	(8,220,291)
Total Shareholders’ Deficit	(9,159,895)	(8,219,636)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$250,043,147	$238,104,379

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. 4

STATEMENTS OF OPERATIONS

		For the Period
		from March 7, 2023
	For the Year Ended	(Inception) Through
	December 31,	December 31,
	2024	2023
General and administrative expenses	$700,259	$391,308
General and administrative expenses - related party	240,000	104,516
Loss from operations	(940,259)	(495,824)

Other income:
Interest earned on cash held in Trust Account	12,263,797	5,196,857
Total other income	12,263,797	5,196,857

Net income	$11,323,538	$4,701,033

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	23,000,000	12,000,000
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.38	$0.31

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares, basic and diluted	6,547,600	3,012,293
Basic and diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.38	$0.31

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. 4

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(12,263,797)	(12,263,797)
Net income	—	—	—	—	—	11,323,538	11,323,538
Balance at December 31, 2024	797,600	$80	5,750,000	$575	$—	$(9,160,550)	$(9,159,895)

FOR THE PERIOD FROM MARCH 7, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at March 7, 2023 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of 797,600 Private Placement Units	797,600	80	—	—	7,975,920	—	7,976,000
Fair value of Public Warrants at issuance	—	—	—	—	1,242,000	—	1,242,000
Allocation of issuance costs	—	—	—	—	(98,295)	—	(98,295)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(9,144,050)	(12,921,324)	(22,065,374)
Net income	—	—	—	—	—	4,701,033	4,701,033
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. 4

STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year	March 7, 2023
	Ended	(Inception) Through
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$11,323,538	$4,701,033
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(12,263,797)	(5,196,857)
Changes in operating assets and liabilities:
Prepaid expenses	76,443	(257,810)
Prepaid insurance	143,737	(143,737)
Accrued expenses	300,230	92,158
Net cash used in operating activities	(419,849)	(805,213)

Cash Flows from Investing Activities:
Investment into Trust Account	—	(232,300,000)
Net cash used in investing activities	—	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,080
Proceeds from sale of Option Units	—	7,975,920
Proceeds from WCL Promissory Note - related party	400,000	300,000
Repayment of IPO Promissory Note - related party	—	(372,550)
Payment of offering costs	(85,000)	(592,262)
Net cash provided by financing activities	315,000	233,311,188

Net Change in Cash	(104,849)	205,975
Cash - Beginning of period	205,975	—
Cash - End of period	$101,126	$205,975

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$85,000
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$24,425
Deferred underwriting fee payable	$—	$8,650,000
Offering costs paid by Sponsor as a draw to the IPO Promissory Note	$—	$72,550

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering consummated on July 28, 2023 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S - 1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 3, 2023, as amended (File No. 333 - 273117), was declared effective on July 25, 2023 (the “IPO Registration Statement”). On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), at price of $10.00 per Unit, including 3,000,000 Units (the “Option Units”) issued pursuant to the exercise of the underwriters’ over-allotment option in full (the “Over-Allotment Option”), generating gross proceeds of $230,000,000 (see Note 3). Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”, and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant (each a “Public Warrant,” and together with the Private Placement Warrants (as defined below), the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon completion of a Business Combination with respect to the Warrants. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such a Business Combination and, if the Company seeks shareholder approval, a majority of the Ordinary Shares (as defined in Note 2) voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Charter”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Going Concern and Liquidity

As of December 31, 2024, the Company had $101,126 in cash held outside of the Trust Account and a working capital deficit of $509,895. The Company’s obligations due within one year of the date the accompanying financial statements are issued are expected to exceed those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 28, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2024, the assets held in the Trust Account of $249,760,654 were held in money market funds. At December 31, 2023, the assets held in the Trust Account of $237,496,857 were held in money market funds.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

As of December 31, 2024 and 2023, the Class A Ordinary Shares reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,242,000)
Issuance costs allocated to Class A Ordinary Shares	(13,326,517)
Plus:
Accretion of carrying value to redemption value	22,065,374
Class A Ordinary Shares subject to possible redemption, December 31, 2023	237,496,857
Plus:
Accretion of carrying value to redemption value	12,263,797
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$249,760,654

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,424,812, consisting of $4,000,000 of cash underwriting fees, $8,650,000 of deferred underwriting fees and $774,812 of other offering costs. As such, the Company recorded $13,326,517 of offering costs as a reduction of temporary equity and $98,295 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the accompanying financial statements.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions, which throughout the year, regularly exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The calculation of diluted net income does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 11,898,800 Class A Ordinary Shares in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2024 and for the period from March 7, 2023 (inception) through December 31, 2023. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

			For the Period from
			March 7, 2023
	For the Year Ended		(Inception) Through
	December 31, 2024		December 31, 2023
		Non-Redeemable		Non-Redeemable
	Redeemable	Class A And	Redeemable	Class A And
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income, as adjusted	$8,814,299	$2,509,239	$3,757,747	$943,286
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	6,547,600	12,000,000	3,012,293
Basic and diluted net income per Ordinary Share	$0.38	$0.38	$0.31	$0.31

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the accompanying statements of operations.

The Warrants met all of the criteria for equity classification and accounted for as such.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplified accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU 2020-06, more convertible debt instruments are accounted for as a single liability measured at its amortized cost and more convertible preferred stock are accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments were effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 7, 2023 (inception). The adoption of ASU 2020-06 did not have an impact on the accompanying financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption required the Company to provide additional disclosures, but otherwise it does not materially impact the accompanying financial statements.

Except as provided above, Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The IPO Registration Statement was declared effective on July 25, 2023. On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 Units, at a price of $10.00 per Unit, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

Commencing September 15, 2023, the holders of the Units may elect to separately trade the Public Shares and Public Warrants.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 797,600 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement to the Sponsor, including 30,000 Private Placement Units issued in connection with the full exercise of the Over-Allotment Option, generating gross proceeds of $7,976,000. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2023, the Sponsor acquired 5,750,000 Class B Ordinary Shares (the “Founder Shares”) for an aggregate purchase price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 750,000 Class B Ordinary Shares subject to forfeiture by the Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding any Public Shares purchased by the Sponsor in the Initial Public Offering and excluding the Private Placement Units). On July 28, 2023, the Over - Allotment Option was exercised in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

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

On June 10, 2024, the Company issued a promissory note (the “WCL Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to the Company from time to time for working capital expenses. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the Company’s initial Business Combination or (ii) the date the winding up of the Company is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of December 31, 2024, the Company had $400,000 drawn on this WCL Promissory Note.

Support Agreements

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Pursuant to an administrative services agreement, dated July 25, 2023, the Company agreed to pay to an affiliate of the Company’s Vice President up to $20,000 per month for these services during the Combination Period. Upon completion of an initial Business Combination or the Company’s liquidation,

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

any remaining monthly payments from the 24-month term will be accelerated and due at the closing of the initial Business Combination or liquidation. For the year ended December 31, 2024 and for the period from March 7, 2023 (inception) through December 31, 2023, the Company incurred expenses of $240,000 and $104,516, respectively, for services under this agreement, which were included in the general and administrative expenses – related party on the accompanying statements of operations.

In addition, pursuant to an advisory services agreement, dated July 25, 2023, following the commencement of the Initial Public Offering, the Company agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of December 31, 2024 and 2023, the contingent fee payable for these services amounted to $240,000 and $104,516, respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination company, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination (the “WCL Units”). The WCL Units would be identical to the Private Placement Units. There were no working capital loans outstanding at December 31, 2024 and 2023.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the Founder Shares, the Private Placement Units and any WCL Units (and any underlying Class A Ordinary Shares thereunder) have registration and shareholder rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement, dated as of July 25, 2023. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Simultaneously with the Initial Public Offering and sale of 20,000,000 Units, the underwriters fully exercised the Over-Allotment Option to purchase an additional 3,000,000 Option Units at an offering price of $10.00 per Option Unit for an aggregate purchase price of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Unit and $0.55 per Option Unit, or $8,650,000 in the aggregate, will be payable to the representatives of the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement entered into on July 25, 2023.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 23,797,600 Class A Ordinary Shares issued and outstanding, including 23,000,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity. The remaining 797,600 Class A Ordinary Shares from the sale of the Private Placement Units are non-redeemable and are classified as permanent (deficit).

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On July 28, 2023, the Over-Allotment Option was exercised in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

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

Warrants

As of December 31, 2024 and 2023, there were 11,898,800 Warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Shares (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares or Private Placement Units held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●	Level 3: Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

Level 1 assets include investments in a money market fund that invest solely in U.S. government securities. At December 31, 2024, assets held in the Trust Account were comprised of $249,760,654 in money market funds, which were invested primarily in U.S. government securities. At December 31, 2023, assets held in the Trust Account were comprised of $237,496,857 in money market funds, which were invested primarily in U.S. government securities.

NOTE 9. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

HAYMAKER ACQUISITION CORP. 4

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

		For the Period from
		March 7, 2023
	For the Year Ended	(Inception) Through
	December 31,	December 31,
	2024	2023
Trust Account	$249,760,654	$237,496,857
Cash	$101,126	$205,975

		For the Period from
		March 7, 2023
	For the Year Ended	(Inception) Through
	December 31,	December 31,
	2024	2023
General and administrative expenses	$940,259	$495,824
Interest earned on the Trust Account	$12,263,797	$5,196,857

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date and up to the date the accompanying financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 25, 2023, by and between the Company, Cantor Fitzgerald & Co, and William Blair & Company, L.L.C. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated July 25, 2023, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Promissory Note, dated as of March 15, 2023, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated March 15, 2023, by and between the Company and the Sponsor. (1)
10.3	Form of Indemnity Agreement. (2)
10.4	Investment Management Trust Agreement, dated July 25, 2023, by and between the Company and Continental, as trustee. (3)
10.5	Registration Rights Agreement, dated July 25, 2023, by and among the Company, the Sponsor and the holders party thereto. (3)
10.6	Unit Subscription Agreement, dated July 25, 2023, by and between the Company and the Sponsor. (3)
10.7	Letter Agreement, dated July 25, 2023, by and among the Company, its officers, directors and the Sponsor. (3)
10.8	Administrative Services Agreement, dated July 25, 2023, by and between the Company and Mistral Capital Management LLC. (3)
10.9	Advisory Services Agreement, dated July 25, 2023, by and between the Company and Forest Crest Holdings, LLC. (3)
10.10	Promissory Note, dated June 10, 2024, issued to the Sponsor. (5)
14	Form of Code of Ethics. (1)
19	Insider Trading Policies and Procedures, adopted November 28, 2023. (4)
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

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 28, 2023. (4)
99.1	Audit Committee Charter, as amended November 28, 2023. (4)
99.2	Compensation Committee Charter, as amended November 28, 2023. (4)
99.3	Nominating and Corporate Governance Committee Charter, adopted July 25, 2023. (4)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-273117), filed with the SEC on July 3, 2023.
(2)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-273117), filed with the SEC on July 17, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2023.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2025	Haymaker Acquisition Corp. 4

	By:	/s/ Christopher Bradley
	Name:	Christopher Bradley
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Bradley	Chief Executive Officer, Chief Financial Officer, Chairman and Secretary	March 14, 2025
Christopher Bradley	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Steven J. Heyer	President and Director	March 14, 2025
Steven J. Heyer

/s/ Roger Meltzer	Director	March 14, 2025
Roger Meltzer

/s/ Walter F. McLallen	Director	March 14, 2025
Walter F. McLallen

/s/ Brian Shimko	Director	March 14, 2025
Brian Shimko