Form 10-Q
period 2025-03-31
Haymaker Acquisition Corp. 4
filed 2025-05-15
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 23,797,600 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAYMAKER ACQUISITION CORP. 4

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 14, 2025;
●	“2024 SPAC Rules” are to the new rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 25, 2023, we entered into with an affiliate of our Vice President, for office space, administrative and support services;
●	“Advisory Services Agreement” are to the Advisory Services Agreement, dated July 25, 2023, we entered into with an affiliate our Chief Financial Officer for services rendered prior to the consummation of our initial Business Combination (as defined below);
●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 28, 2025 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, unless extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to Haymaker Acquisition Corp. 4, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the (i) automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) and (ii) conversion at any time prior to our initial Business Combination of an equal number of shares of Class B Ordinary Shares at the option of the holder, in each case as described in this Report;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 28, 2023;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 15, 2023;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, and declared effective on July 25, 2023 (File No. 333- 273117);
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Option Units” are to the 3,000,000 Units (as defined below) issued pursuant to the exercise of the underwriters’ over-allotment option in full in the Initial Public Offering;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Haymaker Sponsor IV LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $ 232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Unit Subscription Agreement” are to the Unit Subscription Agreement, dated July 25, 2023 we entered into with the Sponsor governing the Sponsor’s purchase of the Private Placement Units in the Private Placement;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“WCL Units” are to any units of the post-Business Combination company issued, at a price of $10.00 per unit, upon conversion of up to $1,500,000 of Working Capital Loans (as defined below) at the option of the lender, upon consummation of the initial Business Combination; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$31,152	$101,126
Prepaid expenses	107,160	181,367
Total current assets	138,312	282,493
Cash held in Trust Account	252,395,330	249,760,654
TOTAL ASSETS	$252,533,642	$250,043,147

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$607,177	$392,388
WCL Promissory Note - related party	400,000	400,000
Total current liabilities	1,007,177	792,388
Deferred underwriting fee payable	8,650,000	8,650,000
Total Liabilities	9,657,177	9,442,388

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, $0.0001 par value, 23,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024 at redemption values of $10.97 and $10.33 per share, respectively	252,395,330	249,760,654

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	80	80
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding as of March 31, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,519,520)	(9,160,550)
Total Shareholders’ Deficit	(9,518,865)	(9,159,895)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$252,533,642	$250,043,147

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2025	2024
General and administrative expenses	$298,970	$177,544
General and administrative expenses - related party	60,000	60,000
Loss from operations	(358,970)	(237,544)

Other income:
Interest earned on cash held in Trust Account	2,634,676	3,103,752

Net income	$2,275,706	$2,866,208

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	23,000,000	23,000,000
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.08	$0.10

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares, basic and diluted	6,547,600	6,547,600
Basic and diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.08	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2024	797,600	$80	5,750,000	$575	$—	$(9,160,550)	$(9,159,895)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,634,676)	(2,634,676)
Net income	—	—	—	—	—	2,275,706	2,275,706
Balance at March 31, 2025 (unaudited)	797,600	$80	5,750,000	$575	$—	$(9,519,520)	$(9,518,865)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,103,752)	(3,103,752)
Net income	—	—	—	—	—	2,866,208	2,866,208
Balance at March 31, 2024 (unaudited)	797,600	$80	5,750,000	$575	$—	$(8,457,835)	$(8,457,180)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$2,275,706	$2,866,208
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(2,634,676)	(3,103,752)
Changes in operating assets and liabilities:
Prepaid expenses	74,207	4,945
Prepaid insurance	—	61,602
Accrued expenses	214,789	5,452
Net cash used in operating activities	(69,974)	(165,545)

Net Change in Cash	(69,974)	(165,545)
Cash - Beginning of period	101,126	205,975
Cash - End of period	$31,152	$40,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering consummated on July 28, 2023 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 3, 2023, as amended (File No. 333-273117), was declared effective on July 25, 2023 (the “IPO Registration Statement”). On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), at price of $10.00 per Unit, including 3,000,000 Units (the “Option Units”) issued pursuant to the exercise of the underwriters’ over-allotment option in full (the “Over-Allotment Option”), generating gross proceeds of $230,000,000 (see Note 3). Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”, and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant (each a “Public Warrant,” and together with the Private Placement Warrants (as defined below), the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of 797,600 Units (the “Private Placement Units” and, with respect to the shares of the Class A Ordinary Shares and warrants included in the Private Placement Units, the “Private Placement Shares” and “Private Placement Warrants,” respectively) to Haymaker Sponsor IV LLC (the “Sponsor”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,976,000 (see Note 4).

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Going Concern and Liquidity

As of March 31, 2025, the Company had $31,152 in cash held outside of the Trust Account and a working capital deficit of $868,865. The Company’s obligations due within one year of the date the accompanying unaudited condensed financial statements are issued are expected to exceed those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 28, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with SEC on March 14, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Cash Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from cash held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2025, the assets held in the Trust Account of $252,395,330 were held in money market funds. At December 31, 2024, the assets held in the Trust Account of $249,760,654 were held in money market funds.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025 and December 31, 2024, the Class A Ordinary Shares reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,242,000)
Issuance costs allocated to Class A Ordinary Shares	(13,326,517)
Plus:
Accretion of carrying value to redemption value	22,065,374
Class A Ordinary Shares subject to possible redemption, December 31, 2023	237,496,857
Plus:
Accretion of carrying value to redemption value	12,263,797
Class A Ordinary Shares subject to possible redemption, December 31, 2024	249,760,654
Plus:
Accretion of carrying value to redemption value	2,634,676
Class A Ordinary Shares subject to possible redemption, March 31, 2025	$252,395,330

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A Ordinary Shares and (ii) non-redeemable Class A Ordinary Shares and Class B ordinary shares, par value of $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 11,898,800 Class A Ordinary Shares in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2025 and 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2025		March 31, 2024
		Non-redeemable		Non-redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,771,421	$504,285	$2,231,071	$635,137
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	23,000,000	6,547,600	23,000,000	6,547,600
Basic and diluted net income per Ordinary Share	$0.08	$0.08	$0.10	$0.10

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for year ended December 31, 2024. The adoption required the Company to provide additional disclosures, but otherwise it does not materially impact the accompanying unaudited condensed financial statements.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On June 10, 2024, the Company issued a promissory note (the “WCL Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to the Company from time to time for working capital expenses. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the Company’s initial Business Combination or (ii) the date the winding up of the Company is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of March 31, 2025 and December 31, 2024, the Company had $400,000 drawn on this WCL Promissory Note.

Support Agreements

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Pursuant to an administrative services agreement, dated July 25, 2023, the Company agreed to pay to an affiliate of the Company’s Vice President up to $20,000 per month for these services during the Combination Period. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of the initial Business Combination or liquidation. For the three months ended March 31, 2025 and 2024, the Company incurred expenses of $60,000 and $60,000, respectively, for services under this agreement, which were included in general and administrative expenses – related party on the accompanying unaudited condensed statements of operations.

In addition, pursuant to an advisory services agreement, dated July 25, 2023, following the commencement of the Initial Public Offering, the Company agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of March 31, 2025 and December 31, 2024, the contingent fee payable for these services amounted to $60,000 and $240,000, respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination company, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination (the “WCL Units”). The WCL Units would be identical to the Private Placement Units. There were no working capital loans outstanding at March 31, 2025 and December 31, 2024.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 23,797,600 Class A Ordinary Shares issued and outstanding, including 23,000,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity. The remaining 797,600 Class A Ordinary Shares from the sale of the Private Placement Units are non-redeemable and are classified as permanent deficit.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On July 28, 2023, the Over-Allotment Option was exercised in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

Shareholders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A Ordinary Shares and holders of Class B Ordinary Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (not including the Class A Ordinary Shares underlying the Private Placement Units), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A Ordinary Shares or equity-linked securities or rights exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Business Combination and any WCL Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

In addition, only holders of Founder Shares will have the right to vote on the appointment of directors prior to the completion of the Company’s initial Business Combination and on a vote to continue the Company in a jurisdiction outside the Cayman Islands.

Warrants

As of March 31, 2025 and December 31, 2024, there were 11,898,800 Warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination.

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

Once the Warrants become exercisable, the Company may call the Warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-Day Redemption Period”) to each warrant holder; and
●	if, and only if, the closing price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Ordinary Shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described in the IPO Registration Statement) on each of 20 trading days within a 30-trading day period commencing once the Warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders and there is an effective registration statement under the Securities Act covering the Class A Ordinary Shares

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●Level 3: Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

Level 1 assets include investments in a money market fund that invest solely in U.S. government securities. At March 31, 2025, assets held in the Trust Account were comprised of $252,395,330 in money market funds, which were invested primarily in U.S. government securities. At December 31, 2024, assets held in the Trust Account were comprised of $249,760,654 in money market funds, which were invested primarily in U.S. government securities.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Trust Account	$252,395,330	$249,760,654
Cash	$31,152	$101,126

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2025	2024
General and administrative expenses	$358,970	$237,544
Interest earned on cash held in Trust Account	$2,634,676	$3,103,752

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

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

Overview

We are a blank check company incorporated in the Cayman Islands on March 7, 2023, formed for the purpose of entering into a Business Combination with one or more businesses. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering, and, since the closing of our Initial Public Offering, searching for a Business Combination target. We have not selected any Business Combination target. We are focusing our search for an initial Business Combination with a business in the consumer and consumer-related products and services industries.

We must complete our initial Business Combination by July 28, 2025, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of the Combination Period, then we will distribute all amounts in the Trust Account to our Public Shareholders (net of taxes paid or payable and up to $100,000 to pay dissolution expenses). We may, however, seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition, NYSE’s rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to a suspension of trading and delisting from NYSE. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 7, 2023 (inception) through March 31, 2025, were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $2,275,706, which consisted of interest earned on investments held in our Trust Account of $2,634,676, offset by general and administrative expenses of $358,970.

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

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2025, net cash used in operating activities was $69,974. We had a net income of $2,275,706, which was affected by interest of $2,634,676 earned on investments held in our Trust Account and changes in operating assets and liabilities, which provided $288,996 of cash.

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

As of March 31, 2025, we had $31,152 in cash held outside of the Trust Account and working capital deficit of $868,865. Our obligations due within one year of the date of the unaudited condensed financial statements included elsewhere in this Report are expected to exceed those amounts. Our liquidity condition raises substantial doubt about our ability to continue as a going concern one year from the date that the unaudited condensed financial statements and the notes thereto included elsewhere in this Report were issued.

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

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we pay an affiliate of our Vice President $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the 24-month term will be accelerated and due at the closing of our initial Business Combination or our liquidation. For the three months ended March 31, 2025 and 2024, we incurred expenses of $60,000 and $60,000, respectively, for services under the Administrative Services Agreement.

Advisory Services Agreement

Pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts are accrued and will only be payable upon the successful completion of our initial Business Combination. As of March 31, 2025 and December 31, 2024, the contingent fee payable for the services under the Advisory Services Agreement amounted to $60,000 and $240,000, respectively.

WCL Promissory Note

On June 10, 2024, we issued the WCL Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses as Working Capital Loans. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date our winding up is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of March 31, 2025, we had $400,000 drawn on this WCL Promissory Note.

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

Net Income Per Share

We have two classes of Ordinary Shares, the (i) redeemable Class A Ordinary Shares (ii) non-redeemable Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income per share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the Warrants since the exercise of the Warrants are contingent upon the occurrence of future events.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020 - 06, “Debt - Debt with Conversion and Other Options (Subtopic 470 - 20) and Contracts in Entity’s Own Equity (Subtopic 815 - 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020 - 06”), which simplified accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU 2020 - 06, more convertible debt instruments are accounted for as a single liability measured at its amortized cost and more convertible preferred stock are accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments were effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted ASU 2020 - 06 effective March 7, 2023 (inception). The adoption of ASU 2020 - 06 did not have an impact on the unaudited condensed financial statements included elsewhere in this Report.

In November 2023, the FASB issued ASU 2023 - 07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023 - 07”). The amendments in ASU 2023 - 07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023 - 07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure (s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023 - 07 and existing segment disclosures in ASC 280. ASU 2023 - 07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023 - 07 as required for the quarterly period ended March 31, 2025. The adoption required the Company to provide additional disclosures, but otherwise it does not materially impact the accompanying unaudited condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material effect on the unaudited condensed financial statements included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2023, as filed with the SEC on November 9, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Haymaker Acquisition Corp. 4

Dated: May 15, 2025	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)