Form 10-Q
period 2025-06-30
Haymaker Acquisition Corp. 4
filed 2025-08-13
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, there were 23,425,499 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAYMAKER ACQUISITION CORP. 4

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 14, 2025;
●	“2025 AGM” are to our annual general meeting of shareholders held on July 24, 2025;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 25, 2023, we entered into with an affiliate of our Vice President, for office space, administrative and support services;
●	“Advisory Services Agreement” are to the Advisory Services Agreement, dated July 25, 2023, we entered into with an affiliate our Chief Financial Officer for services rendered prior to the consummation of our initial Business Combination (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to the period (was initially 24 months prior to the Extension Amendment (as defined below)) from the closing of the Initial Public Offering (as defined below) to July 28, 2026 (or such earlier date as determined by the Board), subject to monthly extensions pursuant to the Extension Amendment, that we have to consummate an initial Business Combination. The Combination Period may be further extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to Haymaker Acquisition Corp. 4, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension Amendment” are to the amendment, as approved at the 2025 AGM, to the Amended and Restated Articles that extended the Combination Period on a monthly basis for up to twelve times from July 28, 2025 to July 28, 2026.
●	“Extension Promissory Note” are to that certain non-interest bearing, unsecured promissory note, in an aggregate principal amount of up to $4,500,000, issued to the Sponsor on July 28, 2025 in connection with the Extension Amendment;
●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the (i) automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) and (ii) conversion at any time prior to our initial Business Combination of an equal number of shares of Class B Ordinary Shares at the option of the holder, in each case as described in this Report;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 28, 2023;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 15, 2023;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, and declared effective on July 25, 2023 (File No. 333- 273117);
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combinations within three years of its initial listing;
●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Option Units” are to the 3,000,000 Units (as defined below) issued pursuant to the exercise of the underwriters’ over-allotment option in full in the Initial Public Offering;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Haymaker Sponsor IV LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $ 232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Unit Subscription Agreement” are to the Unit Subscription Agreement, dated July 25, 2023 we entered into with the Sponsor governing the Sponsor’s purchase of the Private Placement Units in the Private Placement;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“WCL Units” are to any units of the post-Business Combination company issued, at a price of $10.00 per unit, upon conversion of up to $1,500,000 of Working Capital Loans (as defined below) at the option of the lender, upon consummation of the initial Business Combination; and
●	“WCL Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $1,500,000 issued to the Sponsor on June 10, 2024 in connection with Working Capital Loans (as defined below) from the Sponsor;
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$9,971	$101,126
Prepaid expenses	28,367	181,367
Total current assets	38,338	282,493
Cash held in Trust Account	255,058,805	249,760,654
TOTAL ASSETS	$255,097,143	$250,043,147

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$812,025	$392,388
WCL Promissory Note - related party	400,000	400,000
Total current liabilities	1,212,025	792,388
Deferred underwriting fee payable	8,650,000	8,650,000
Total Liabilities	9,862,025	9,442,388

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, $0.0001 par value, 23,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024 at redemption values of $11.09 and $10.86 per share, respectively	255,058,805	249,760,654

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	80	80
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding as of June 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,824,342)	(9,160,550)
Total Shareholders’ Deficit	(9,823,687)	(9,159,895)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$255,097,143	$250,043,147

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$244,822	$136,552	$543,792	$314,096
General and administrative expenses - related party	60,000	60,000	120,000	120,000
Loss from operations	(304,822)	(196,552)	(663,792)	(434,096)

Other income:
Interest earned on cash held in Trust Account	2,663,475	3,139,547	5,298,151	6,243,299
Total other income, net	2,663,475	3,139,547	5,298,151	6,243,299

Net income	$2,358,653	$2,942,995	$4,634,359	$5,809,203

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.08	$0.10	$0.16	$0.20

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares, basic and diluted	6,547,600	6,547,600	6,547,600	6,547,600
Basic and diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.08	$0.10	$0.16	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2024	797,600	$80	5,750,000	$575	$—	$(9,160,550)	$(9,159,895)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,634,676)	(2,634,676)
Net income	—	—	—	—	—	2,275,706	2,275,706
Balance at March 31, 2025 (unaudited)	797,600	80	5,750,000	575	—	(9,519,520)	(9,518,865)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,663,475)	(2,663,475)
Net income	—	—	—	—	—	2,358,653	2,358,653
Balance at June 30, 2025 (unaudited)	797,600	$80	5,750,000	$575	$—	$(9,824,342)	$(9,823,687)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,103,752)	(3,103,752)
Net income	—	—	—	—	—	2,866,208	2,866,208
Balance at March 31, 2024 (unaudited)	797,600	80	5,750,000	575	—	(8,457,835)	(8,457,180)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,139,547)	(3,139,547)
Net income	—	—	—	—	—	2,942,995	2,942,995
Balance at June 30, 2024 (unaudited)	797,600	$80	5,750,000	$575	$—	$(8,654,387)	$(8,653,732)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$4,634,359	$5,809,203
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(5,298,151)	(6,243,299)
Changes in operating assets and liabilities:
Prepaid expenses	153,000	(33,360)
Prepaid insurance	—	123,203
Accrued expenses	419,637	106,666
Net cash used in operating activities	(91,155)	(237,587)
Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	150,000
Payment of offering costs	—	(85,000)
Net cash provided by financing activities	—	65,000

Net Change in Cash	(91,155)	(172,587)
Cash - Beginning of period	101,126	205,975
Cash - End of period	$9,971	$33,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering consummated on July 28, 2023 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account, if any) at the time of the agreement to enter into the initial Business Combination.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such a Business Combination and, if the Company seeks shareholder approval, a majority of the Ordinary Shares (as defined in Note 2) voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, as amended by the Extension Amendment at the 2025 AGM on July 24, 2025 (the “Amended and Restated Articles”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares and any Public Shares it may acquire during or after the Initial Public Offering in connection with the completion of Business Combination.

The Company has until July 28, 2026 (subject to monthly extensions pursuant to the Extension Amendment), or until such earlier date as its board of directors (the “Board”) may approve, unless otherwise extended in accordance with the Amended and Restated Articles, to complete a Business Combination (the “Combination Period”).

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

On July 15, 2025, the Sponsor agreed to make monthly deposits, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to the Trust Account. In exchange for such contributions, the Company has issued to the Sponsor a non-interest bearing, unsecured promissory note.

On July 24, 2025, the Company held an annual general meeting of shareholders at which the Company’s shareholders approved the Extension Amendment to extend the Combination Period on a monthly basis for up to twelve times from July 28, 2025 to July 28, 2026.

Going Concern and Liquidity

As of June 30, 2025, the Company had $9,971 in cash held outside of the Trust Account and a working capital deficit of $1,173,687. The Company’s obligations due within one year of the date the accompanying unaudited condensed financial statements are issued are expected to exceed those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 28, 2026 (subject to monthly extensions pursuant to the Extension Amendment), there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Results of Operations

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with SEC on March 14, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Cash Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from cash held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2025, the assets held in the Trust Account of $255,058,805 were held in money market funds. At December 31, 2024, the assets held in the Trust Account of $249,760,654 were held in money market funds.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Articles. In accordance with ASC 480, conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, the Amended and Restated Articles provides that currently, the Company will only redeem its Public Shares if the net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination. However, the threshold in its Amended and Restated Articles would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of June 30, 2025 and December 31, 2024, the Class A Ordinary Shares reflected in the accompanying condensed balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2024	$249,760,654
Plus:
Accretion of carrying value to redemption value	2,634,676
Class A Ordinary Shares subject to possible redemption, March 31, 2025	252,395,330
Plus:
Accretion of carrying value to redemption value	2,663,475
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$255,058,805

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements , if any.

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

The calculation of diluted net income does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 11,898,800 Class A Ordinary Shares in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2025 and 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Redeemable	Class A and	Redeemable	Class A and	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,835,987	$522,666	$2,290,842	$652,153	$3,607,408	$1,026,951	$4,521,913	$1,287,290
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	6,547,600	23,000,000	6,547,600	23,000,000	6,547,600	23,000,000	6,547,600
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.10	$0.10	$0.16	$0.16	$0.20	$0.20

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

JUNE 30, 2025

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

JUNE 30, 2025

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

On June 10, 2024, the Company issued a promissory note (the “WCL Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to the Company from time to time for working capital expenses. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the Company’s initial Business Combination or (ii) the date the winding up of the Company is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of June 30, 2025 and December 31, 2024, the Company had $400,000 drawn on this WCL Promissory Note.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Support Agreements

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Pursuant to an administrative services agreement, dated July 25, 2023, the Company agreed to pay to an affiliate of the Company’s Vice President up to $20,000 per month for these services during the Combination Period. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the Combination Period will be accelerated and due at the closing of the initial Business Combination or liquidation. For the three and six months ended June 30, 2025 and 2024, the Company incurred expenses of $60,000 and $120,000, $60,000 and $120,000, respectively, for services under this agreement, which were included in general and administrative expenses – related party on the accompanying unaudited condensed statements of operations.

In addition, pursuant to an advisory services agreement, dated July 25, 2023, following the commencement of the Initial Public Offering, the Company agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of June 30, 2025 and December 31, 2024, the contingent fee payable for these services amounted to $120,000 and $240,000, respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination company, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination (the “WCL Units”). The WCL Units would be identical to the Private Placement Units. There were no working capital loans outstanding at June 30, 2025 and December 31, 2024.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 23,797,600 Class A Ordinary Shares issued and outstanding, including 23,000,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity. The remaining 797,600 Class A Ordinary Shares from the sale of the Private Placement Units are non-redeemable and are classified as permanent deficit.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On July 28, 2023, the Over-Allotment Option was exercised in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

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

Warrants

As of June 30, 2025 and December 31, 2024, there were 11,898,800 Warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

JUNE 30, 2025

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

Level 1 assets include investments in a money market fund that invests solely in U.S. government securities. At June 30, 2025, assets held in the Trust Account were comprised of $255,058,805 in money market funds, which were invested primarily in U.S. government securities. At December 31, 2024, assets held in the Trust Account were comprised of $249,760,654 in money market funds, which were invested primarily in U.S. government securities.

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

	June 30,	December 31,
	2025	2024
Trust Account	$255,058,805	$249,760,654
Cash	$9,971	$101,126

For the Three	For the Three
Months Ended	Months Ended
June 30,	June 30,

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

	2025	2024
General and administrative expenses	$304,822	$196,552
Interest earned on cash held in Trust Account	$2,663,475	$3,139,547

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2025	2024
General and administrative expenses	$663,792	$434,096
Interest earned on cash held in Trust Account	$5,298,151	$6,243,299

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date and up to the date the accompanying unaudited condensed financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On July 24, 2025, the Company held the 2025 AGM at which the Company’s shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association which extended the date by which the Company has to consummate a business combination on a monthly basis for up to twelve times from July 28, 2025 to July 28, 2026. As a result of the Extension Amendment, holders of 372,101 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.12 per share. Approximately $4,136,911 was removed from the Trust Account to redeem such shares and 23,425,499 Class A Ordinary Shares remain outstanding after the redemption has been effected. Upon payment of the redemption, approximately $251,570,445 remained in the Trust Account prior to any additional contribution made by the Sponsor pursuant to the Extension Promissory Note.

In connection with the Extension Amendment, the Sponsor agreed to make monthly payments, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to the Trust Account. In exchange for such contributions, the Company issued to the Sponsor the Extension Promissory Note, in an aggregate principal amount of up to $4,500,000, on July 28, 2025. The Extension Promissory Note bears no interest and is repayable by the Company to the Sponsor upon the earlier date of (i) the consummation of a Business Combination, and (ii) the last day the Company has to complete a Business Combination in accordance with our Amended and Restated Articles. Such date may be accelerated upon the occurrence of an “Event of Default” (as defined in the Extension Promissory Note). Any outstanding principal under the Promissory Note may be prepaid at any time by us, at our election and without penalty. On July 28, 2025, the first contribution of $375,000 was made by the Sponsor.

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

We must complete our initial Business Combination by July 28, 2026 (subject to monthly extensions pursuant to the Extension Amendment), the end of our Combination Period. If our initial Business Combination is not consummated by the end of the Combination Period, then we will distribute all amounts in the Trust Account to our Public Shareholders (net of taxes paid or payable and up to $100,000 to pay dissolution expenses). We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition, NYSE’s rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to a suspension of trading and delisting from NYSE. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

Extension of Our Combination Period

On July 24, 2025, we held the 2025 AGM at which our shareholders approved, among other things, the Extension Amendment which extended the date by which we have to consummate a Business Combination on a monthly basis for up to twelve times from July 28, 2025 to July 28, 2026. As a result of the Extension Amendment, holders of 372,101 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.12 per share. Approximately $4,136,911 was removed from the Trust Account to redeem such shares and 23,425,499 Class A Ordinary Shares remain outstanding after the redemption was effected. Upon payment of the redemption, approximately $251,570,445 remained in the Trust Account prior to any additional contribution made by the Sponsor pursuant to the Extension Promissory Note.

Extension Promissory Note

In connection with the Extension Amendment, the Sponsor agreed to make monthly payments, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to the Trust Account. In exchange for such contributions, we issued to the Sponsor the Extension Promissory Note, in an aggregate principal amount of up to $4,500,000, on July

28, 2025. The Extension Promissory Note bears no interest and is repayable by us to the Sponsor upon the earlier date of (i) the consummation of a Business Combination, and (ii) the last day we have to complete a Business Combination in accordance with our Amended and Restated Articles. Such date may be accelerated upon the occurrence of an “Event of Default” (as defined in the Extension Promissory Note). Any outstanding principal under the Promissory Note may be prepaid at any time by us, at our election and without penalty. On July 28, 2025, the first contribution of $ 375,000 was made by the Sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities for the period from March 7, 2023 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. There has been no significant change in our financial or trading position since the date of our audited financial statements, as filed in our 2024 Annual Report. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,358,653, which consisted of interest earned on investments held in our Trust Account of $2,663,475, offset by general and administrative expenses of $304,822.

For the six months ended June 30, 2025, we had a net income of $4,634,359, which consisted of interest earned on investments held in our Trust Account of $5,298,151, offset by general and administrative expenses of $663,792.

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

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2025, net cash used in operating activities was $91,155. We had a net income of $4,634,359, which was affected by interest of $5,298,151 earned on investments held in our Trust Account and changes in operating assets and liabilities, which used $572,637 of cash.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions, if any) to complete our initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our Ordinary Shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had $9,971 in cash held outside of the Trust Account and working capital deficit of $1,173,687. Our obligations due within one year of the date of the unaudited condensed financial statements included elsewhere in this Report are expected to exceed those amounts. Our liquidity condition raises substantial doubt about our ability to continue as a going concern one year from the date that the unaudited condensed financial statements and the notes thereto included elsewhere in this Report were issued.

We currently have until July 28, 2026 (subject to monthly extensions pursuant to the Extension Amendment) to consummate a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and our subsequent dissolution after the end of the Combination Period. We intend to complete the initial Business Combination before the end of the Combination Period; however, there can be no assurance that we will be able to do so.

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

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we pay an affiliate of our Vice President $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the Combination Period will be accelerated and due at the closing of our initial Business Combination or our liquidation. For the three and six months ended June 30, 2025 and 2024, we incurred expenses of $60,000 and $120,000, $60,000 and $120,000 respectively, for services under the Administrative Services Agreement.

Advisory Services Agreement

Pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts are accrued and will only be payable upon the successful completion of our initial Business Combination. As of June 30, 2025 and December 31, 2024, the contingent fee payable for the services under the Advisory Services Agreement amounted to $120,000 and $240,000, respectively.

WCL Promissory Note

On June 10, 2024, we issued the WCL Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses as Working Capital Loans. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date our winding up is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of June 30, 2025, we had $400,000 drawn on this WCL Promissory Note.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection (i) with our liquidation, (ii) if there is a shareholder vote or tender offer in connection with the initial Business Combination and (iii) with certain amendments to the Amended and Restated Articles. In accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our Amended and Restated Articles provides that currently, we will only redeem our Public Shares. However, the threshold in the Amended and Restated Articles would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. We recognize change in redemption value immediately as they occur and adjusts the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly period ended September 31, 2023 and March 31, 2025, as filed with the SEC on November 9, 2023 and May 15, 2025, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on July 1, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the SEC on September 8, 2023. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 24, 2025, we held the 2025 AGM and our shareholders approved, among other things, the Extension Amendment, which extended the Combination Period for up to twelve times from July 28, 2025 (which was 24 months from the closing of the Initial Public Offering) to July 28, 2026 (or such earlier date as determined by the Board). In connection with the vote to approve the Extension Amendment, Public Shareholders holding 372,101 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of approximately $4,136,911, or approximately $11.12 per share, to such redeeming Public Shareholders in connection with the Extension Amendment.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1

Amended and Restated Memorandum and Articles of Association, as amended and restated on July 24, 2025. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on July 24, 2025)

10.1

Form of Promissory Note, by and between Haymaker Acquisition Corp. 4 and Haymaker Sponsor IV LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 15, 2025).

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

Haymaker Acquisition Corp. 4

Dated: August 13, 2025	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)