Form 10-Q
period 2025-09-30
Haymaker Acquisition Corp. 4
filed 2025-11-13
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 23,425,499 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAYMAKER ACQUISITION CORP. 4

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 14, 2025;
●	“2025 AGM” are to our annual general meeting of shareholders held on July 24, 2025;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 25, 2023, we entered into with an affiliate of our Vice President, for office space, administrative and support services;
●	“Advisory Services Agreement” are to the Advisory Services Agreement, dated July 25, 2023, we entered into with an affiliate our Chief Financial Officer for services rendered prior to the consummation of our initial Business Combination (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to the period (was initially 24 months prior to the Extension Amendment (as defined below)) from the closing of the Initial Public Offering (as defined below) to July 28, 2026 (or such earlier date as determined by the Board), subject to monthly extensions pursuant to the Extension Amendment, that we have to consummate an initial Business Combination. The Combination Period may be further extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to Haymaker Acquisition Corp. 4, a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Public Warrants (as defined below);
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension Amendment” are to the amendment, as approved at the 2025 AGM, to the Amended and Restated Articles that extended the Combination Period on a monthly basis for up to twelve times from July 28, 2025 to July 28, 2026.
●	“Extension Promissory Note” are to that certain non-interest bearing, unsecured promissory note, in an aggregate principal amount of up to $4,500,000, issued to the Sponsor on July 28, 2025 in connection with the Extension Amendment;
●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the (i) automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) and (ii) conversion at any time prior to our initial Business Combination of an equal number of shares of Class B Ordinary Shares at the option of the holder, in each case as described in this Report;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 28, 2023;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 15, 2023;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, and declared effective on July 25, 2023 (File No. 333- 273117);
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“NYSE” are to the New York Stock Exchange;
●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combinations within three years of its initial listing;
●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Option Units” are to the 3,000,000 Units (as defined below) issued pursuant to the exercise of the underwriters’ over-allotment option in full in the Initial Public Offering;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement, which Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Report;
●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Shareholders” are to the holders of our Public Shares, including our Management Team to the extent the members of our Management Team purchase Public Shares, provided that each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to Haymaker Sponsor IV LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Unit Subscription Agreement” are to the Unit Subscription Agreement, dated July 25, 2023 we entered into with the Sponsor governing the Sponsor’s purchase of the Private Placement Units in the Private Placement;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“WCL Units” are to any units of the post-Business Combination company issued, at a price of $10.00 per unit, upon conversion of up to $1,500,000 of Working Capital Loans (as defined below) at the option of the lender, upon consummation of the initial Business Combination; and
●	“WCL Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $1,500,000 issued to the Sponsor on June 10, 2024 in connection with Working Capital Loans (as defined below) from the Sponsor;
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$6,704	$101,126
Prepaid expenses	59,527	181,367
Total current assets	66,231	282,493
Cash and marketable securities held in Trust Account	254,644,430	249,760,654
TOTAL ASSETS	$254,710,661	$250,043,147

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$1,491,479	$392,388
WCL Promissory Note - related party	755,000	400,000
Extension Promissory Note	1,125,000	—
Total current liabilities	3,371,479	792,388
Deferred underwriting fee payable	8,650,000	8,650,000
Total Liabilities	12,021,479	9,442,388

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, $0.0001 par value, 22,627,899 and 23,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024 at redemption values of $11.25 and $10.86 per share, respectively	254,644,430	249,760,654

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 22,627,899 and 23,000,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	80	80
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding as of September 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,955,903)	(9,160,550)
Total Shareholders’ Deficit	(11,955,248)	(9,159,895)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$254,710,661	$250,043,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$946,561	$217,491	$1,490,353	$531,587
General and administrative expenses - related party	60,000	60,000	180,000	180,000
Loss from operations	(1,006,561)	(277,491)	(1,670,353)	(711,587)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,597,546	3,154,569	7,895,697	9,397,868
Total other income, net	2,597,546	3,154,569	7,895,697	9,397,868

Net income	$1,590,985	$2,877,078	$6,225,344	$8,686,281

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	22,724,969	23,000,000	22,907,316	23,000,000
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.05	$0.10	$0.21	$0.29

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares, basic and diluted	6,547,600	6,547,600	6,547,600	6,547,600
Basic and diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.05	$0.10	$0.21	$0.29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2024	797,600	$80	5,750,000	$575	$—	$(9,160,550)	$(9,159,895)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,634,676)	(2,634,676)
Net income	—	—	—	—	—	2,275,706	2,275,706
Balance at March 31, 2025 (unaudited)	797,600	80	5,750,000	575	—	(9,519,520)	(9,518,865)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,663,475)	(2,663,475)
Net income	—	—	—	—	—	2,358,653	2,358,653
Balance at June 30, 2025 (unaudited)	797,600	80	5,750,000	575	—	(9,824,342)	(9,823,687)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,722,546)	(3,722,546)
Net income	—	—	—	—	—	1,590,985	1,590,985
Balance at September 30, 2025 (unaudited)	797,600	$80	5,750,000	$575	$—	$(11,955,903)	$(11,955,248)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,103,752)	(3,103,752)
Net income	—	—	—	—	—	2,866,208	2,866,208
Balance at March 31, 2024 (unaudited)	797,600	80	5,750,000	575	—	(8,457,835)	(8,457,180)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,139,547)	(3,139,547)
Net income	—	—	—	—	—	2,942,995	2,942,995
Balance at June 30, 2024 (unaudited)	797,600	80	5,750,000	575	—	(8,654,387)	(8,653,732)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,154,569)	(3,154,569)
Net income	—	—	—	—	—	2,877,078	2,877,078
Balance at September 30, 2024 (unaudited)	797,600	$80	5,750,000	$575	$—	$(8,931,878)	$(8,931,223)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAYMAKER ACQUISITION CORP. 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$6,225,344	$8,686,281
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(7,895,697)	(9,397,868)
Changes in operating assets and liabilities:
Prepaid expenses	121,840	13,583
Prepaid insurance	—	143,737
Accrued expenses	1,099,091	299,107
Net cash used in operating activities	(449,422)	(255,160)

Cash Flows from Investing Activities:
Payment of extension fee into Trust Account	(1,125,000)	—
Cash withdrawn from Trust Account in connection with redemption	4,136,921	—
Net cash provided by investing activities	3,011,921	—

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	1,480,000	150,000
Payment of offering costs	—	(85,000)
Redemption of common stock	(4,136,921)	—
Net cash provided by financing activities	(2,656,921)	65,000

Net Change in Cash	(94,422)	(190,160)
Cash - Beginning of period	101,126	205,975
Cash - End of period	$6,704	$15,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company had a wholly-owned subsidiary, Haymaker Merger Sub I, Inc.(“Merger Sub”), a Delaware corporation incorporated on September 30, 2025, which was formed solely in contemplation of the proposed Business Combination with Suncrete, Inc. (the “Suncrete Business Combination”). Merger Sub has not commenced any operations and has only nominal assets and no liabilities or contingent liabilities, nor any outstanding commitments other than in connection with the Suncrete Business Combination.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering consummated on July 28, 2023 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such a Business Combination and, if the Company seeks shareholder approval, a majority of the Ordinary Shares (as defined in Note 2) voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, as amended by the Extension Amendment at the 2025 annual general meeting (“AGM”) on July 24, 2025 (the “Amended and Restated Articles”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

In connection with the Extension Amendment, the Sponsor agreed to make monthly payments, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to the Trust Account. In exchange for such contributions, the Company issued to the Sponsor the Extension Promissory Note, in an aggregate principal amount of up to $4,500,000, on July 28, 2025. The Extension Promissory Note bears no interest and is repayable by the Company to the Sponsor upon the earlier date of (i) the consummation of a Business Combination, and (ii) the last day the Company has to complete a Business Combination in accordance with the Company’s Amended and Restated Articles. Such date may be accelerated upon the occurrence of an “Event of Default” (as defined in the Extension Promissory Note). Any outstanding principal under the Promissory Note may be prepaid at any time by the Company, at its election and without penalty. As of September 30, 2025 and December 31, 2024, the Company had $1,125,000 and $0 drawn on the Extension Promissory Note, respectively. On July 28, 2025, August 28, 2025 and September 30, 2025, extension contributions of $375,000 each were made by the Sponsor.

Going Concern and Liquidity

As of September 30, 2025, the Company had $6,704 in cash held outside of the Trust Account and a working capital deficit of $3,305,248. The Company’s obligations due within one year of the date the accompanying unaudited condensed consolidated financial statements are issued are expected to exceed those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 28, 2026 (subject to monthly extensions pursuant to the Extension Amendment), there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with SEC on March 14, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

unaudited condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Cash and Marketable Securities Held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all the assets held in the Trust Account amounting to $254,644,430 and $249,760,654, respectively, were held in money market funds, which are invested primarily in treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of September 30, 2025 and December 31, 2024, the Class A Ordinary Shares reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2024	$249,760,654
Plus:
Accretion of carrying value to redemption value	2,634,676
Class A Ordinary Shares subject to possible redemption, March 31, 2025	252,395,330
Plus:
Accretion of carrying value to redemption value	2,663,475
Class A Ordinary Shares subject to possible redemption, June 30, 2025	255,058,805
Less:
Redemption	(4,136,921)
Plus:
Accretion of carrying value to redemption value	3,722,546
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$254,644,430

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying unaudited condensed consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the accompanying unaudited condensed consolidated financial statements, if any.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions, which throughout the year, regularly exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average shares of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 11,898,800 Class A Ordinary Shares in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2025 and 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
		Non-Redeemable		Non-Redeemable		Non-Redeemable		Non-Redeemable
	Redeemable	Class A and	Redeemable	Class A and	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,235,118	$355,867	$2,239,532	$637,546	$4,841,498	$1,383,846	$6,761,445	$1,924,836
Denominator:
Basic and diluted weighted average shares outstanding	22,724,969	6,547,600	23,000,000	6,547,600	22,907,316	6,547,600	23,000,000	6,547,600
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.10	$0.10	$0.21	$0.21	$0.29	$0.29

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed consolidated statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the accompanying unaudited condensed consolidated statements of operations.

The Warrants met all of the criteria for equity classification and accounted for as such.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplified accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU 2020-06, more convertible debt instruments are accounted for as a single liability measured at its amortized cost and more convertible preferred stock are accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments were effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 7, 2023 (inception). The adoption of ASU 2020-06 did not have an impact on the accompanying unaudited condensed consolidated financial statements.

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

Except as provided above, Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees as disclosed in the IPO Registration Statement) until the earlier of (i) nine months following the consummation of a Business Combination; or (ii) subsequent to the consummation of a Business Combination, the date on which the Company consummates a transaction that results in all of its shareholders having the right to exchange their shares for cash, securities, or other property.

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

On June 10, 2024, the Company issued a promissory note (the “WCL Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to the Company from time to time for working capital expenses. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the Company’s initial Business Combination or (ii) the date the winding up of the Company is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of September 30, 2025 and December 31, 2024, the Company had $755,000 and $400,000 drawn on this WCL Promissory Note, respectively.

In connection with the Extension Amendment, the Sponsor agreed to make monthly payments, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to the Trust Account. In exchange for such contributions, the Company issued to the Sponsor the Extension Promissory Note, in an aggregate principal amount of up to $4,500,000, on July 28, 2025. The Extension Promissory Note bears no interest and is repayable by the Company to the Sponsor upon the earlier date of (i) the consummation of a Business Combination, and (ii) the last day the Company has to complete a Business Combination in accordance with its Amended and Restated Articles. Such date may be accelerated upon the occurrence of an “Event of Default” (as defined in the Extension Promissory Note). Any outstanding principal under the Promissory Note may be prepaid at any time by the Company, at its election and without penalty. As of September 30, 2025 and December 31, 2024, the Company had $1,125,000 and $0 drawn on the Extension Promissory Note, respectively.

Support Agreements

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Pursuant to an administrative services agreement, dated July 25, 2023, the Company agreed to pay to an affiliate of the Company’s Vice President up to $20,000 per month for these services during the Combination Period. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the Combination Period will be accelerated and due at the closing of the initial Business Combination or liquidation. For the three and nine months ended September 30, 2025 and 2024, the Company incurred expenses of $60,000 and $180,000, $60,000 and $180,000, respectively, for services under this agreement, which were included in general and administrative expenses – related party on the accompanying unaudited condensed consolidated statements of operations.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In addition, pursuant to an advisory services agreement, dated July 25, 2023, following the commencement of the Initial Public Offering, the Company agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of September 30, 2025 and December 31, 2024, the contingent fee payable for these services amounted to $180,000 and $240,000, respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination company, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination (the “WCL Units”). The WCL Units would be identical to the Private Placement Units. There were no working capital loans outstanding at September 30, 2025 and December 31, 2024.

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

Advisory Services Agreement

On November 29, 2023, the Company engaged Roth Capital Partners, LLC (“Roth”) to provide advisory services in connection with the Company’s proposed Business Combination. Pursuant to the agreement, Roth is entitled to an advisory fee of $30,000 per month, calculated from the closing of the Company’s Initial Public Offering to the public filing with SEC of the business combination agreement for the Business Combination. The advisory fee is contingent upon the successful completion of the Business Combination and is payable only upon its closing. As of September 30, 2025 and December 31, 2024, the contingent fee payable for these services was approximately $782,000 and $512,000, respectively. No amounts have been accrued for this fee as payment is contingent upon the consummation of the Business Combination.

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 23,425,499 and 23,797,600 Class A Ordinary Shares issued and outstanding, including 22,627,899 and 23,000,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity, respectively. The remaining 797,600 Class A Ordinary Shares from the sale of the Private Placement Units are non-redeemable and are classified as permanent deficit.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B Ordinary Shares issued and outstanding. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 shares were subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On July 28, 2023, the Over-Allotment Option was exercised in full, so those 750,000 Class B Ordinary Shares are no longer subject to forfeiture.

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

Warrants

As of September 30, 2025 and December 31, 2024, there were 11,898,800 Warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Level 1 assets include investments in a money market fund that invests solely in U.S. government securities. At September 30, 2025, assets held in the Trust Account were comprised of $254,644,430 in money market funds, which were invested primarily in U.S. government securities. At December 31, 2024, assets held in the Trust Account were comprised of $249,760,654 in money market funds, which were invested primarily in U.S. government securities.

NOTE 9. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed consolidated statements of operations as net income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	September 30,	December 31,
	2025	2024
Trust Account	$254,644,430	$249,760,654
Cash	$6,704	$101,126

HAYMAKER ACQUISITION CORP. 4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2025	2024
General and administrative expenses	$1,006,561	$277,491
Interest earned on cash and marketable securities held in Trust Account	$2,597,546	$3,154,569

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2025	2024
General and administrative expenses	$1,670,353	$711,587
Interest earned on cash and marketable securities held in Trust Account	$7,895,697	$9,397,868

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed consolidated balance sheet date and up to the date the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, except from the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On October 9, 2025, the Company, Suncrete, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“PubCo”), Haymaker Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of PubCo, Haymaker Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of PubCo, and Concrete Partners Holding, LLC, a Delaware limited liability company, entered into a Business Combination Agreement, dated as of October 9, 2025. For additional information, refer to the Company’s Current Report on Form 8-K, initially filed with the SEC on October 10, 2025, as amended on October 14, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on March 7, 2023, formed for the purpose of entering into a Business Combination with one or more businesses. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering, and, since the closing of our Initial Public Offering, searching for a Business Combination target. We are focusing our search for an initial Business Combination with a business in the consumer and consumer-related products and services industries. On October 9, 2025, we entered into the Suncrete Business Combination Agreement, as more fully disclosed under “Suncrete Business Combination” below.

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

Recent Developments

Suncrete Business Combination

On October 9, 2025, the Company, Suncrete, Inc., a Delaware corporation and direct wholly owned subsidiary of us (“New Suncrete” or “PubCo”), Haymaker Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of PubCo (“Merger Sub I”), Haymaker Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of PubCo (“Merger Sub II”

and together with Merger Sub I, the “Merger Subs”), and Concrete Partners Holding, LLC, a Delaware limited liability company (“Suncrete”), entered into a Business Combination Agreement (the “Suncrete Business Combination Agreement”) in connection with a proposed Business Combination (the “Suncrete Business Combination”).

Pursuant to the Suncrete Business Combination Agreement, and subject to the terms and conditions contained therein, the Suncrete Business Combination will be effected in three steps: (a) We will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication” and the time at which the Domestication becomes effective, the “Domestication Effective Time”), (b) immediately following the Domestication Effective Time, Merger Sub I will merge with and into us (the “Initial Merger”), with we surviving the Initial Merger as a wholly owned subsidiary of PubCo (the time at which the Initial Merger becomes effective, the “Initial Merger Effective Time”); and (c) immediately following the Initial Merger Effective Time, Merger Sub II will merge with and into Suncrete (the “Acquisition Merger” and, together with the Initial Merger, the “Mergers”, and collectively with the Domestication and all other transactions contemplated by the Suncrete Business Combination Agreement, the “Business Combination”), with Suncrete surviving the Acquisition Merger as a wholly owned subsidiary of New Suncrete.

Conversion of Securities

In connection with the Domestication, we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware by (i) deregistering as a Cayman Islands exempted company and (ii) continuing and domesticating as a Delaware corporation.

At the Domestication Effective Time, by virtue of the Domestication and without any action on the part of us, any Merger Sub, Suncrete, PubCo or the holders of any of the following securities:

(a)

each Class B Ordinary Share that is issued and outstanding immediately prior to the Domestication Effective Time will convert automatically, on a one-for-one basis, into a share of Class B Common Stock of the post-Domestication Company, par value $0.0001 per share (“SPAC Class B Common Stock”);

(b)

immediately following the conversion described in clause (a) above, each Class A Ordinary Share that is then-issued and outstanding will convert automatically, on a one-for-one basis, into a share of Class A Common Stock of the post-Domestication Company, par value $0.0001 per share (“SPAC Class A Common Stock”);

(c)

each unit of us prior to the Domestication, each such unit comprised of one Class A Ordinary Share and one-half of one SPAC Cayman Warrant (as defined below) (a “SPAC Cayman Unit”) that is then issued and outstanding will convert automatically, on a one-for-one basis, into a unit of us following the Domestication, each such unit comprised of one share of SPAC Class A Common Stock and one-half of one SPAC Delaware Warrant (as defined below) (a “SPAC Delaware Unit”); and

(d)

each then issued and outstanding warrant to purchase Class A Ordinary Shares prior to the Domestication (a “SPAC Cayman Warrant”) will convert automatically, on a one-for-one basis, into one warrant to purchase SPAC Class A Common Stock (a “SPAC Delaware Warrant”).

At the Initial Merger Effective Time, by virtue of the Initial Merger and without any action on the part of us, any Merger Sub, Suncrete, PubCo or the holders of any of the following securities:

(a)	each share of Common Stock of Merger Sub I, par value $0.0001 per share, issued and outstanding immediately prior to the Initial Merger Effective Time will be redeemed for par value;
(b)

each share of SPAC Class A Common Stock issued and outstanding immediately prior to the Initial Merger Effective Time will be canceled and converted into one share of Class A Common Stock of PubCo, par value $0.0001 per share (“PubCo Class A Common Stock”);

(c)

each share of SPAC Class B Common Stock issued and outstanding immediately prior to the Initial Merger Effective Time will be canceled and converted into one share of Class B Common Stock of PubCo, par value $0.0001 per share (“PubCo Class B Common Stock” and, together with the PubCo Class A Common Stock, the “PubCo Common Stock”);

(d)

each then-outstanding and unexercised SPAC Delaware Warrant will automatically be assumed and converted into a warrant to acquire one share of PubCo Class A Common Stock, subject to the same terms and conditions applicable to the corresponding former SPAC Cayman Warrant immediately prior to the Initial Merger Effective Time (each such resulting warrant, an “Assumed SPAC Warrant”); and

(e)

each SPAC Delaware Unit issued and outstanding immediately prior to the Initial Merger Effective Time will be detached into one share of PubCo Class A Common Stock and one-half of one Assumed SPAC Warrant.

At the Acquisition Merger Effective Time, by virtue of the Acquisition Merger and without any action on the part of us, any Merger Sub, Suncrete, PubCo or the holders of any of the following securities:

(a)

each Common Unit of Suncrete (each, a “Company Common Unit”) (other than any Company Incentive Units, as defined in Suncrete’s existing Amended and Restated Limited Liability Company Agreement (as amended, the “Company LLC Agreement”)) issued and outstanding immediately prior to the Acquisition Merger Effective Time will be canceled and converted into the right to receive, in the aggregate, shares of PubCo Class B Common Stock and PubCo Class A Common Stock, as applicable, equal to the applicable exchange ratio, as calculated pursuant to the Suncrete Business Combination Agreement;

(b)

each Preferred Unit of Suncrete (each, a “Company Preferred Unit”) issued and outstanding immediately prior to the Acquisition Merger Effective Time will be canceled and converted into the right to receive shares of PubCo Class B Common Stock and PubCo Class A Common Stock, as applicable, equal to the applicable exchange ratio, as calculated pursuant to the Suncrete Business Combination Agreement;

(c)

each Senior Preferred Unit of Suncrete (“Company Senior Preferred Unit”) issued and outstanding immediately prior to the Acquisition Merger Effective Time will be canceled and converted into the right to receive a cash payment in the amount equal to the Unreturned Senior Preferred Contribution (as defined in the Company LLC Agreement) with respect to such Company Senior Preferred Unit, calculated in accordance with the terms set forth in the Company LLC Agreement;

(d)

each Company Incentive Unit issued and outstanding immediately prior to the Acquisition Merger Effective Time will be automatically cancelled and converted into the right to receive a number of restricted shares of PubCo Class A Common Stock equal to the Company Incentive Unit Share Consideration (as defined in the Suncrete Business Combination Agreement) with respect to such Company Incentive Unit (each, a “Rollover Equity Award”); provided, that each holder of a Rollover Equity Award will enter into a side letter agreement at the Acquisition Merger Effective Time pursuant to which each such holder will agree that their Rollover Equity Award will be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to such Company Incentive Unit immediately prior to the Acquisition Merger Effective Time;

(e)

each Company Unit held in treasury of Suncrete as of immediately prior to the Acquisition Merger Effective Time will thereupon be cancelled without any conversion thereof and no payment or distribution will be made within respect thereto;

(f)

each share of PubCo Class B Common Stock issued and outstanding immediately prior to the Acquisition Merger Effective Time will be converted into and exchanged, on a one-for-one basis, into one share of PubCo Class A Common Stock (subject to clause (h) below);

(g)

each Unit of Merger Sub II issued and outstanding immediately prior to the Acquisition Merger Effective Time will be converted into and exchanged for one validly issued, fully paid and non-assessable unit of Suncrete;

(h)

upon distribution by the Sponsor of the Dothan Founder Shares (as defined below) to Dothan Independent GP, LP (“Dothan Independent”), each Dothan Founder Share will be converted into and exchanged, on a one-for-one basis, into one share of PubCo Class B Common Stock; and

(i)

subject to certain waivers, approvals, consents or authorizations and the satisfaction of certain contractual requirements, PubCo will issue 2,500,000 shares of PubCo Class B Common Stock to Dothan Independent.

Termination

The Suncrete Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Mergers, including:

(a)	by mutual written consent of Suncrete and us;
(b)	by either party if the Acquisition Merger Effective Time has not occurred prior to June 9, 2026 (the “Outside Date”), subject to extension in certain circumstances;
(c)	by either party if there is a final non-appealable governmental order preventing the consummation of the transactions contemplated by the Suncrete Business Combination Agreement;
(d)

by Suncrete if any of the Required SPAC Proposals fails to receive the requisite vote for approval at the SPAC Shareholders’ Meeting (subject to any adjournment, postponement or recess of such meeting);

(e)

by Suncrete as a result of a breach by us, PubCo or Merger Subs that gives rise to a failure of a condition precedent and cannot or has not been cured by the earlier of the Outside Date or 30 days after receipt of notice from us (and a breach by Suncrete is not the proximate cause of the failure of such condition precedent);

(f)

by us as a result of a breach by Suncrete that gives rise to a failure of a condition precedent and cannot or has not been cured by the earlier of the Outside Date or 30 days after receipt of notice from Suncrete (and a breach by us, PubCo, or Merger Subs is not the proximate cause of the failure of such condition precedent); or

(g)

by Suncrete prior to obtaining shareholder approval at our Meeting, if our Board of Directors fails to make, amends, changes, withdraws, modifies, withholds or qualifies its recommendation to our shareholders that they approve the Required SPAC Proposals, or fails to include such recommendation in the registration statement in connection with the Suncrete Business Combination.

If the Suncrete Business Combination Agreement is validly terminated in accordance with its terms, none of the parties will have any liability or any further obligation under the Suncrete Business Combination Agreement with certain limited exceptions, including liability arising out of any fraud or willful breach.

For additional information, refer to the Company’s Current Report on Form 8-K, initially filed with the SEC on October 10, 2025, as amended on October 14, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenue to date. Our only activities for the period from March 7, 2023 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. There has been no significant change in our financial or trading position since the date of our audited financial statements, as filed in our 2024 Annual Report. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $1,590,985, which consisted of interest earned on marketable securities held in our Trust Account of $2,597,546, offset by general and administrative expenses of $1,006,561.

For the nine months ended September 30, 2025, we had a net income of $6,225,344, which consisted of interest earned on marketable securities held in our Trust Account of $7,895,697, offset by general and administrative expenses of $1,670,353.

For the three months ended September 30, 2024, we had a net income of $2,877,078, which consisted of interest earned on marketable securities held in our Trust Account of $3,154,569, offset by general and administrative expenses of $277,491.

For the nine months ended September 30, 2024, we had a net income of $8,686,281, which consisted of interest earned on marketable securities held in our Trust Account of $9,397,868, offset by general and administrative expenses of $711,587.

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

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2025, net cash used in operating activities was $449,422. We had a net income of $6,225,344, which was affected by interest of $7,895,697 earned on marketable securities held in our Trust Account and changes in operating assets and liabilities, which used $1,220,931 of cash.

For the nine months ended September 30, 2024, net cash used in operating activities was $255,160. We had a net income of $8,686,281, which was affected by interest of $9,397,868 earned on marketable securities held in our Trust Account and changes in operating assets and liabilities, which used $456,427 of cash.

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

As of September 30, 2025, we had $6,704 in cash held outside of the Trust Account and working capital deficit of $3,305,248. Our obligations due within one year of the date of the unaudited condensed consolidated financial statements included elsewhere in this Report are expected to exceed those amounts. Our liquidity condition raises substantial doubt about our ability to continue as a going concern one year from the date that the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Report were issued.

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

Administrative Services Agreement

Pursuant to the Administrative Services Agreement, we pay an affiliate of our Vice President $20,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our initial Business Combination or our liquidation, any remaining monthly payments from the Combination Period will be accelerated and due at the closing of our initial Business Combination or our liquidation. For the three and nine months ended September 30, 2025 and 2024, we incurred expenses of $60,000 and $180,000, $60,000 and $180,000 respectively, for services under the Administrative Services Agreement.

Advisory Services Agreement with an affiliate of our Chief Financial Officer

Pursuant to the Advisory Services Agreement, we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination; such amounts are accrued and will only be payable upon the successful completion of our initial Business Combination. As of September 30, 2025 and December 31, 2024, the contingent fee payable for the services under the Advisory Services Agreement amounted to $180,000 and $240,000, respectively.

Advisory Services Agreement with Roth

On November 29, 2023, we engaged Roth Capital Partners, LLC (“Roth”) to provide advisory services in connection with our proposed Business Combination. Pursuant to the agreement, Roth is entitled to an advisory fee of $30,000 per month, calculated from the closing of our Initial Public Offering to the public filing with SEC of the business combination agreement for the Business Combination. The advisory fee is contingent upon the successful completion of the Business Combination and is payable only upon its closing. As of September 30, 2025 and December 31, 2024, the contingent fee payable for these services was approximately $782,000 and $512,000, respectively. No amounts have been accrued for this fee as payment is contingent upon the consummation of the Business Combination.

WCL Promissory Note

On June 10, 2024, we issued the WCL Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses as Working Capital Loans. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date our winding up is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of September 30, 2025, we had $755,000 drawn on this WCL Promissory Note.

Extension Promissory Note

In connection with the Extension Amendment, the Sponsor agreed to make monthly payments, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to the Trust Account. In exchange for such contributions, we issued to the Sponsor the Extension Promissory Note, in an aggregate principal amount of up to $4,500,000, on July 28, 2025. The Extension Promissory Note bears no interest and is repayable by us to the Sponsor upon the earlier date of (i) the consummation of a Business Combination, and (ii) the last day we have to complete a Business Combination in accordance with our Amended and Restated Articles. Such date may be accelerated upon the occurrence of an “Event of Default” (as defined in the Extension Promissory Note). Any outstanding principal under the Promissory Note may be prepaid at any time by us, at our election and without penalty. As of September 30, 2025 and December 31, 2024, the Company had $1,125,000 and $0 drawn on the Extension Promissory Note, respectively.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020 - 06, “Debt - Debt with Conversion and Other Options (Subtopic 470 - 20) and Contracts in Entity’s Own Equity (Subtopic 815 - 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020 - 06”), which simplified accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU 2020 - 06, more convertible debt instruments are accounted for as a single liability measured at its amortized cost and more convertible preferred stock are accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments were effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted ASU 2020 - 06 effective March 7, 2023 (inception). The adoption of ASU 2020 - 06 did not have an impact on the unaudited condensed consolidated financial statements included elsewhere in this Report.

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material effect on the unaudited condensed consolidated financial statements included elsewhere in this Report.

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

Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly period ended September 31, 2023 and March 31, 2025, as filed with the SEC on November 9, 2023 and May 15, 2025, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on July 1, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. For risks associated with the Suncrete Business Combination, please refer to the related Registration Statement on Form S-4 and the proxy statement that the Company will file with the SEC. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

SEC review delays caused by any government shutdown may delay or interfere with our ability to complete our initial Business Combination.

Each year, the U.S. Congress must pass all spending bills in the federal budget. If spending bills are not timely passed, a government shutdown could occur, and the work of many parts of the federal government, including the SEC, would be required to halt except for the work of federal employees who are deemed essential. A government shutdown commenced on October 1, 2025 and has continued through the date of this Report. As the SEC has remained closed during the shutdown, the delayed SEC review process with respect to the registration statement related to our initial Business Combination may result in a delay in or interference with our ability to consummate our initial Business Combination. Possible future shutdowns of the federal government could result in further delays in or interference with our ability to consummate our initial Business Combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1

Business Combination Agreement, dated as of October 9, 2025, by and among the Company, Concrete Partners Holding, LLC, Suncrete, Inc., Haymaker Merger Sub I, Inc., and Haymaker Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K/A filed with the SEC on October 14, 2025) † +

10.1	Form of Company Equityholder Support Agreement. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed with the SEC on October 14, 2025)
10.2	Sponsor Support Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K/A filed with the SEC on October 14, 2025)+
10.3	Form of PIPE Subscription Agreement. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K/A filed with the SEC on October 14, 2025)
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
†

Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

+	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Haymaker Acquisition Corp. 4

Dated: November 13, 2025	By:	/s/ Christopher Bradley
Name: Christopher Bradley
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)