Form 10-K
period 2025-12-31
Haymaker Acquisition Corp. 4
filed 2026-03-30
CIK 1970509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 001-41757

HAYMAKER ACQUISITION CORP. 4

(Exact name of registrant as specified in its charter)

Cayman Islands	86-2213850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

324 Royal Palm Way
Suite 300-i Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 280-1912

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	HYAC.U	The New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	HYAC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	HYAC.WS	The New York Stock Exchange

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

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $251,169,679.

As of March 30, 2026, there were 23,425,499 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

HAYMAKER ACQUISITION CORP. 4

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Suncrete Business Combination (as defined below);
●	our expectations regarding the potential performance of the prospective target business or businesses, such as the businesses of Suncrete (as defined below);
●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;
●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;
●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;
●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;
●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders, if needed;
●	our public securities’ potential liquidity and trading;
●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	our Trust Account potentially being subject to claims of third parties;
●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);
●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;
●	our financial performance; or
●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC (as defined below) on March 29, 2024;
●	“2023 Third Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 9, 2023;
●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 14, 2025;
●	“2025 AGM” are to our annual general meeting of shareholders held on July 24, 2025;
●	“2025 Extension Amendment” are to the amendment, as approved at the 2025 AGM, to the Amended and Restated Articles (as defined below) that extended the Combination Period (as defined below) on a monthly basis for up to twelve times from July 28, 2025 to July 28, 2026;
●	“2025 Extension Amendment Proposal” are to the proposal at the 2025 AGM to extend the Combination Period on a monthly basis for up to twelve times from July 28, 2025 to July 28, 2026;
●	“2025 Extension Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $4,500,000 issued to our Sponsor on July 28, 2025, in connection with the 2025 Execution Amendment Proposal;
●	“2025 Redemptions” are to the 372,101 Public Shares (as defined below) whose holders properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.12 per Public Share in connection with the approval of the 2025 Extension Amendment Proposal;
●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 15, 2025
●	“Acquisition Merger” are to Merger Sub II (as defined below) merging with and into Suncrete (as defined below), with Suncrete continuing as the surviving entity;
●	“Acquisition Merger Effective Time” are to the time at which the Acquisition Merger becomes effective;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 25, 2023, which we entered into with an affiliate of our Vice President;
●	“Advisory Services Agreement” are to the Advisory Services Agreement, dated July 25, 2023, which we entered into with an affiliate our Chief Financial Officer for services rendered prior to the consummation of our initial Business Combination;
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Cantor” are to Cantor Fitzgerald & Co, a representative of the Underwriters (as defined below);
●	“Certifying Officer” are to our Chief Executive Officer and Chief Financial Officer, together;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of November 28, 2023;
●	“Code of Ethics” are to the Code of Ethics we have adopted, which is applicable to our directors, officers and employees;
●	“Combination Period” are to (i) the 36-month period, from the closing of the Initial Public Offering (as defined below) to July 28, 2026 (or such earlier date as determined by the Board) as extended by the 2025 Extension Amendment Proposal approved at the 2025 AGM, that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “our,” “we,” or “us” are to Haymaker Acquisition Corp. 4, a Cayman Islands exempted company;
●	“Compensation Committee” are to the compensation committee of our Board of Directors;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);
●	“Deferred Fee” are to the additional aggregate fee of 8,650,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;
●	“Domestication” are to our Company changing its jurisdiction of incorporation from the Cayman Islands to the State of Delaware;
●	“Domestication Effective Time” are to the time at which the Domestication becomes effective;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the (i) automatic conversion of the Class B Ordinary

Shares at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Haymaker I” are to Haymaker Acquisition Corp., a SPAC that completed a $330 million initial public offering in October 2017 and completed its initial Business Combination in March 2019;
●	“Haymaker II” are to Haymaker Acquisition Corp II, a SPAC that completed a $400 million initial public offering in June 2019 and completed its initial Business Combination in December 2020;
●	“Haymaker III” are to Haymaker Acquisition Corp. III, a SPAC that completed a $317.5 million initial public offering in March 2021 and completed an initial Business Combination in May 2022;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“Initial Merger” are to Merger Sub I (as defined below) merging with and into our Company, with our Company continuing as the surviving entity;
●	“Initial Merger Effective Time” are to the time at which the Initial Merger becomes effective;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 28, 2023;
●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 15, 2023;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on July 3, 2023, as amended, and declared effective on July 25, 2023 (File No. 333- 273117);
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Letter Agreement” are to the Letter Agreement, dated July 25, 2023, which we entered into with our officers, directors and Sponsor;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Merger Sub I” are to Haymaker Merger Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of Pubco (as defined below);
●	“Merger Sub II” are to Haymaker Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of Pubco;
●	“Merger Subs” are to Merger Sub I and Merger Sub II, together;
●	“Mergers” are to the Initial Merger and the Acquisition Merger, together;
●	“Nominating Committee” are to the nominating and corporate governance committee of our Board of Directors;

v

●	“NYSE” are to the New York Stock Exchange;
●	“NYSE Three Year Requirement” are to the NYSE requirement that a SPAC must consummate a Business Combinations within three years of its initial listing;
●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;
●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);
●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;
●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated July 25, 2023, which we entered into with our Sponsor;
●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor in the Private Placement;
●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant (as defined below);
●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Pubco” are to Suncrete, Inc., a Delaware corporation and our direct wholly owned subsidiary;

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $11.41 per Public Share as of December 31, 2025 (before taxes payable, if any);
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 25, 2023, we entered into with the holders of the (i) Founder Shares, including any Class A Ordinary Shares issuable upon conversion of the Founder Shares, (ii) the Private Placement Units, including any underlying securities, and (iii) any WCL Units (as defined below), including any underlying securities;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“Sponsor” are to Haymaker Sponsor IV LLC, a Delaware limited liability company;
●	“Suncrete” are to Concrete Partners Holding, LLC, a Delaware limited liability company;
●	“Suncrete BCA” are to the Business Combination Agreement, dated October 9, 2025, we entered into with (i) Suncrete, (ii) Pubco and (iii) the Merger Subs;
●	“Suncrete Business Combination” are to the transactions contemplated by the Suncrete BCA and the related ancillary documents, collectively;
●	“Suncrete Registration Statement” are to the Registration Statement on Form S-4, which was initially jointly filed by Suncrete and Pubco with the SEC on November 12, 2025, as amended, and which was declared effective on February 12, 2026 (File No. 333-291473) and included a preliminary proxy statement/prospectus in connection with the Suncrete Business Combination;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $232,300,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 25, 2023, which we entered into with Continental, as trustee of the Trust Account;
●	“Underwriters” are to the several underwriters of the Initial Public Offering;
●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 25, 2023, which we entered into with Cantor and William, as representatives of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;
●	“Warrant Agreement” are to the Warrant Agreement, dated July 25, 2023, which we entered into with Continental, as Warrant agent;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;
●	“WCL Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $1,500,000 issued to the Sponsor on June 10, 2024 in connection with Working Capital Loans (as defined below) from the Sponsor;
●	“WCL Units” are to any units of the post-Business Combination company issued, at a price of $10.00 per unit, upon conversion of up to $1,500,000 of Working Capital Loans at the option of the lender, upon consummation of the initial Business Combination;
●	“William” are to William Blair & Company, L.L.C., a representative of the Underwriters;
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1.Business.

Overview

We are a blank check company incorporated on March 7, 2023 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination, including the Suncrete Business Combination (as described below). We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on July 25, 2023. On July 28, 2023, we consummated our Initial Public Offering of 23,000,000 Public Unit, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of 797,600 Private Placement Units to our Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $7,976,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

A total of $232,300,000, comprised of $226,000,000 of the proceeds from the Initial Public Offering and $6,300,000 of the proceeds from the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team consists of (i) Christopher Bradley, our Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Secretary and (ii) Andrew R. Heyer, our Vice President. Mr. Bradley brings extensive mergers and acquisitions, public equities, structuring and strategy consulting experience to our efforts. Mr. Heyer’s career has centered on identifying and implementing value creation initiatives within the consumer and consumer-related products and services industries. We must complete our initial Business Combination by (i) July 28, 2026, the end of our Combination Period, which is 36 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

Extension of Our Combination Period

We initially had until July 28, 2025, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination.

On July 24, 2025, we held the 2025 AGM at which our shareholders approved, among other things, the 2025 Extension Amendment Proposal. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 372,101 Public Shares exercised their right to redeem such Public Shares for cash at a redemption price of approximately $11.12 per Public Share, for an aggregate redemption amount of approximately $4,136,911 in the 2025 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition, the NYSE Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to suspension of trading and delisting from NYSE. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Suncrete Business Combination

The below subsection describes the material provisions of the Suncrete BCA, but does not purport to describe all the terms thereof. This summary of the Suncrete BCA is qualified in its entirety by reference to the complete text of the Suncrete BCA, a copy of which is filed with the Report as Exhibit 2 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Suncrete BCA. Unless otherwise indicated, this Report does not assume the closing of the Suncrete Business Combination.

General Description of the Suncrete BCA

On October 9, 2025, Haymaker, Pubco, the Merger Subs and Suncrete entered into the Suncrete BCA.

Pursuant to the Suncrete BCA, and subject to the terms and conditions contained therein, the Suncrete Business Combination will be effected in three steps: (a) we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware, (b) immediately following the Domestication Effective Time, Merger Sub I will merge with and into our Company, with our Company surviving the Initial Merger as a wholly owned subsidiary of Pubco; and (c) immediately following the Initial Merger Effective Time, Merger Sub II will merge with and into Suncrete, with Suncrete surviving the Acquisition Merger as a wholly owned subsidiary of Pubco.

Conversion of Securities

In connection with the Domestication, we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware by (i) deregistering as a Cayman Islands exempted company and (ii) continuing and domesticating as a Delaware corporation.

At the Domestication Effective Time, by virtue of the Domestication and without any action on our part, or the parts of any Merger Sub, Suncrete, Pubco or the holders of any of the following securities:

(a)	each Class B Ordinary Share that is issued and outstanding immediately prior to the Domestication Effective Time will convert automatically, on a one-for-one basis, into a share of Class B Common Stock of our Company post-Domestication, par value $0.0001 per share (“SPAC Class B Common Stock”);
(b)	immediately following the conversion described in clause (a) above, each of our Class A Ordinary Shares that is then-issued and outstanding will convert automatically, on a one-for-one basis, into a share of Class A Common Stock of our Company post-Domestication, par value $0.0001 per share (“SPAC Class A Common Stock”);
(c)	each of our Public Units that is then issued and outstanding will convert automatically, on a one-for-one basis, into a unit of our Company post-Domestication, each such unit comprised of one share of SPAC Class A Common Stock and one-half of one SPAC Delaware Warrant (as defined below) (a “SPAC Delaware Unit”); and
(d)	each of our Warrants that is then issued and outstanding will convert automatically, on a one-for-one basis, into one warrant to purchase SPAC Class A Common Stock (a “SPAC Delaware Warrant”).

At the Initial Merger Effective Time, by virtue of the Initial Merger and without any action on our part, or the parts of any Merger Sub, Suncrete, Pubco or the holders of any of the following securities:

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
(d)	each then-outstanding and unexercised SPAC Delaware Warrant will automatically be assumed and converted into a warrant to acquire one share of Pubco Class A Common Stock, subject to the same terms and conditions applicable to the corresponding former Warrants immediately prior to the Initial Merger Effective Time (each such resulting warrant, an “Assumed SPAC Warrant”); and
(e)	each SPAC Delaware Unit issued and outstanding immediately prior to the Initial Merger Effective Time will be detached into one share of Pubco Class A Common Stock and one-half of one Assumed SPAC Warrant.

At the Acquisition Merger Effective Time, by virtue of the Acquisition Merger and without any action on our part, or the parts of any Merger Sub, Suncrete, Pubco or the holders of any of the following securities:

(a)	each common unit of Suncrete (each, a “Suncrete Common Unit”) (other than any Suncrete Incentive Units, as defined in Suncrete’s existing Amended and Restated Limited Liability Company Agreement (as amended, the “Suncrete LLC Agreement”)) issued and outstanding immediately prior to the Acquisition Merger Effective Time will be canceled and converted into the right to receive, in the aggregate, shares of Pubco Class B Common Stock and Pubco Class A Common Stock, as applicable, equal to the applicable exchange ratio, as calculated pursuant to the Suncrete BCA;
(b)	each preferred unit of Suncrete (each, a “Suncrete Preferred Unit”) issued and outstanding immediately prior to the Acquisition Merger Effective Time will be canceled and converted into the right to receive shares of Pubco Class B Common Stock and Pubco Class A Common Stock, as applicable, equal to the applicable exchange ratio, as calculated pursuant to the Suncrete BCA;
(c)	each senior preferred unit of Suncrete (“Suncrete Senior Preferred Unit”, and together with the Suncrete Preferred Units and the Suncrete Common Units, the “Suncrete Units”) issued and outstanding immediately prior to the Acquisition Merger Effective Time will be canceled and converted into the right to receive a cash payment in the amount equal to the Unreturned Senior Preferred Contribution (as defined in the Suncrete LLC Agreement) with respect to such Suncrete Senior Preferred Unit, calculated in accordance with the terms set forth in the Suncrete LLC Agreement;
(d)	each Suncrete Incentive Unit issued and outstanding immediately prior to the Acquisition Merger Effective Time will be automatically cancelled and converted into the right to receive a number of restricted shares of Pubco Class A Common Stock equal to the Company Incentive Unit Share Consideration (as defined in the Suncrete BCA) with respect to such Suncrete Incentive Unit (each, a “Rollover Equity Award”); provided, that each holder of a Rollover Equity Award will enter into a side letter agreement at the Acquisition Merger Effective Time pursuant to which each such holder will agree that their Rollover Equity Award will be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to such Suncrete Incentive Unit immediately prior to the Acquisition Merger Effective Time;
(e)	each Suncrete Unit held in treasury of Suncrete as of immediately prior to the Acquisition Merger Effective Time will thereupon be cancelled without any conversion thereof and no payment or distribution will be made within respect thereto;
(f)	each share of Pubco Class B Common Stock issued and outstanding immediately prior to the Acquisition Merger Effective Time will be converted into and exchanged, on a one-for-one basis, into one share of Pubco Class A Common Stock (subject to clause (h) below);
(g)	each unit of Merger Sub II issued and outstanding immediately prior to the Acquisition Merger Effective Time will be converted into and exchanged for one validly issued, fully paid and non-assessable unit of Suncrete;
(h)	upon distribution by our Sponsor of the Dothan Founder Shares (as defined below) to Dothan Independent GP, LP (“Dothan Independent”), each Dothan Founder Share will be converted into and exchanged, on a one-for-one basis, into one share of Pubco Class B Common Stock; and

(i)	subject to certain waivers, approvals, consents or authorizations and the satisfaction of certain contractual requirements, Pubco will issue 2,500,000 shares of Pubco Class B Common Stock to Dothan Independent.

Under our Amended and Restated Articles, and in connection with obtaining the approval of the Suncrete Business Combination by our shareholders, we are required to provide an opportunity for our Public Shareholders to redeem all or a portion of their outstanding Public Shares as set forth therein (the “SPAC Shareholder Redemption”), with the SPAC Shareholder Redemption to be effected no later than two business days prior to the SPAC Shareholders’ Meeting (as defined below).

Representations, Warranties and Covenants

The Suncrete BCA contains representations and warranties of (i) Suncrete and (ii) our Company, Merger Subs and Pubco that are customary for transactions of this nature. The Suncrete BCA contains certain covenants of the parties, including, among others, covenants requiring that (a) the parties will conduct their respective businesses in the ordinary course through the consummation of the Acquisition Merger, subject to certain exceptions, (b) the parties will take all actions necessary or reasonably requested by another party to cause the Pubco Common Stock to be issued in connection with the Mergers to be approved for listing on the NYSE at the closing of the Acquisition Merger, (c) SPAC and Suncrete will (x) not solicit or negotiate with third parties regarding alternative transactions and will comply with certain related restrictions and (y) cease discussions regarding alternative transactions, (d) the parties will jointly prepare (and Pubco and Suncrete will file as co-registrants with the SEC) the Suncrete Registration Statement for the purpose of registering under the Securities Act the shares of Pubco Common Stock and Assumed SPAC Warrants to be issued in connection with the Mergers (the Suncrete Registration Statement will contain a proxy statement / prospectus for the purpose of soliciting proxies from our shareholders to vote in favor of adoption and approval of the Suncrete BCA and the transactions contemplated by the Suncrete BCA, the Required SPAC Proposals and certain other matters at the SPAC Shareholders’ Meeting), (e) the parties will cooperate in obtaining necessary approvals from governmental agencies and (f) our Company and Suncrete will use their respective commercially reasonable efforts to enable us to redeem or repurchase all of the issued and outstanding Warrants or SPAC Delaware Warrants, as applicable (other than any Warrants or SPAC Delaware Warrants held by the Sponsor), prior to or concurrently with the Closing Date (as defined below).

Closing

Subject to, among other things (including the closing conditions further described below), the receipt by our Company from Suncrete of an officer’s certificate certifying to (a) the truth and correctness of certain representations and warranties of Suncrete and (b) the compliance by Suncrete with certain covenants and agreements set forth in the Suncrete BCA (such date, the “Closing Date”), (i) immediately prior to filing of a certificate of merger with respect to the Initial Merger, a first closing (the “Initial Closing”) will occur and (ii) on the Closing Date, immediately following the Initial Closing and immediately prior to filing a certificate of merger with respect to the Acquisition Merger, a second closing (the “Acquisition Closing”) will occur.

Conditions to Closing

The obligations of Suncrete, our Company, Merger Subs and Pubco to consummate the Suncrete Business Combination are subject to the satisfaction or waiver by each of Suncrete and our Company (where permissible) at or prior to the Acquisition Merger Effective Time of the following conditions:

(a)	subject to certain waivers, approvals, consents or authorizations and the satisfaction of certain contractual requirements, Pubco will issue 2,500,000 shares of Pubco Class B Common Stock to Dothan Independent;
(b)	the written consent of certain of Suncrete’s members as well as its parent, Dothan Concrete Investors, LLC, in favor of the approval and adoption of the Suncrete BCA, the Suncrete Business Combination and all other transactions contemplated by the Suncrete BCA (the “Written Consent”) having been delivered to us;
(c)	the Required SPAC Proposals having each been approved and adopted by the requisite affirmative vote of our shareholders at the extraordinary general meeting of our shareholders (the “SPAC Shareholders’ Meeting”);
(d)	no governmental authority having enacted, issued, or enforced any law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the transactions contemplated by the Suncrete BCA illegal or otherwise prohibiting the consummation of the Suncrete Business Combination and such transactions;

(e)	all required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), having been completed and any applicable waiting period (and any extension thereof) applicable to the consummation of the Business Combination under the HSR Act having expired or been terminated;
(f)	the Suncrete Registration Statement having been declared effective under the Securities Act and no stop order suspending the effectiveness of the Suncrete Registration Statement being in effect, and no proceedings for purposes of suspending the effectiveness of the Suncrete Registration Statement having been initiated or threatened by the SEC;
(g)	the shares of Pubco Class A Common Stock to be issued pursuant to the Suncrete BCA and the Assumed SPAC Warrants (and the shares of Pubco Class A Common Stock issuable upon exercise thereof) having been approved for listing on the NYSE, or another national securities exchange mutually agreed to by the parties, as of the Closing Date, subject only to official notice of issuance thereof; and
(h)	the Domestication and Initial Merger having been completed.

The obligations of Suncrete to consummate the Suncrete Business Combination are subject to the satisfaction or waiver by Suncrete (where permissible) at or prior to the Acquisition Merger Effective Time of the following additional conditions:

(a)	the accuracy of our representations and warranties as determined in accordance with the Suncrete BCA;
(b)	each of our Company, Pubco and Merger Subs having performed or complied in all material respects with all other agreements and covenants required by the Suncrete BCA to be performed or complied with by them on or prior to the Acquisition Merger Effective Time;
(c)	Pubco having delivered to Suncrete counterpart signature pages to the Suncrete Registration Rights Agreement (as defined below), duly executed by Pubco;
(d)	Pubco having delivered to Suncrete its counterpart signature page to the Dothan Management Agreement Amendment (as defined below);
(e)	our Company having delivered to Suncrete evidence of the consummation of the transactions contemplated to occur prior to Closing and set forth in the Sponsor Support Agreement (as defined and further discussed below);
(f)	our Company having delivered evidence of the cancellation and termination of: (i) the WCL Promissory Note, dated as of June 10, 2024, issued by SPAC in favor of Sponsor with a maximum aggregate principal amount of up to $1,500,000, (ii) that certain unsecured 2025 Extension Promissory Note, dated as of July 15, 2025, issued by SPAC in favor of Sponsor, with a maximum aggregate principal amount of up to $4,500,000, and (iii) any additional promissory notes issued by us to the Sponsor or any of our affiliates, to fund working capital, transaction expenses, or other of our expenses (collectively, the “Sponsor Notes”) and the satisfaction and discharge of all outstanding amounts under the Sponsor Notes;
(g)	our Company having delivered to Suncrete written resignations, dated as of the Closing Date, of certain of our directors and officers as provided in the Suncrete BCA;
(h)	our Company having delivered to Suncrete a certificate, dated as of the Closing Date, signed by one of our officers, certifying as to the satisfaction of certain conditions specified in the Suncrete BCA; and
(i)	as of the Acquisition Closing, after consummation of the PIPE Investment (as defined and further discussed below), the Available Cash being equal to or in excess of $150,000,000. “Available Cash” means an amount equal to: (a) the amount of immediately available funds contained in our Trust Account that are available for release to us after deducting all amounts to be paid pursuant to the exercise of redemption rights, plus (b) any funds to be received pursuant to the PIPE Investment, plus (c) all funds held by us outside of our Trust Account and immediately available to us.

Our obligations to consummate the Suncrete Business Combination are subject to the satisfaction or waiver by us (where permissible) at or prior to the Acquisition Merger Effective Time of the following additional conditions:

(a)	the accuracy of the representations and warranties of Suncrete as determined in accordance with the Suncrete BCA;
(b)	Suncrete having performed or complied in all material respects with all agreements and covenants required by the Suncrete BCA to be performed or complied with by it on or prior to the Acquisition Merger Effective Time;
(c)	Suncrete shall have delivered to us its duly executed counterpart signature page to the Suncrete Registration Rights Agreement;
(d)	Suncrete having delivered to us a customary officer’s certificate, dated as of the Closing Date, certifying as to the satisfaction of certain conditions specified in the Suncrete BCA;
(e)	Suncrete having delivered to us its duly executed counterpart signature page, as well as the duly executed counterpart signature page of Dothan Concrete Investments Management, LLC (“Dothan Management”) to the Dothan Management Agreement Amendment; and
(f)	Suncrete having consummated the Project Thunder Transaction.

At any time prior to the Acquisition Merger Effective Time, (a) we may (i) extend the time for the performance of any obligation or other act of Suncrete required under the Suncrete BCA, (ii) waive any inaccuracy in the representations and warranties of Suncrete contained in the Suncrete BCA or in any document delivered by Suncrete pursuant to the Suncrete BCA and (iii) waive compliance with any agreement of Suncrete or any condition to our own obligations contained in the Suncrete BCA and (b) Suncrete may (i) extend the time for the performance of any obligation or other act of SPAC, Pubco or Merger Subs required under the Suncrete BCA, (ii) waive any inaccuracy in the representations and warranties of SPAC, Pubco and/or Merger Subs contained in the Suncrete BCA or in any document delivered by our Company, Pubco and/or Merger Subs pursuant to the Suncrete BCA and (iii) waive compliance with any agreement of our Company, Pubco or Merger Subs or any condition to Suncrete’s own obligations contained in the Suncrete BCA, in each case to the extent permitted by applicable law and, in the case of our Company, our existing organizational documents. Any such extension or waiver must be set forth in an instrument in writing signed by the party or parties to be bound thereby.

Termination

The Suncrete BCA may be terminated under certain customary and limited circumstances prior to the closing of the Mergers, including:

(a)	by mutual written consent of Suncrete and our Company;
(b)	by either party if the Acquisition Merger Effective Time has not occurred prior to June 9, 2026 (the “Outside Date”), subject to extension in certain circumstances;
(c)	by either party if there is a final non-appealable governmental order preventing the consummation of the transactions contemplated by the Suncrete BCA;
(d)	by Suncrete if any of the Required SPAC Proposals fails to receive the requisite vote for approval at the SPAC Shareholders’ Meeting (subject to any adjournment, postponement or recess of such meeting);
(e)	by Suncrete as a result of a breach by our Company, Pubco or Merger Subs that gives rise to a failure of a condition precedent and cannot or has not been cured by the earlier of the Outside Date or 30 days after receipt of notice from us (and a breach by Suncrete is not the proximate cause of the failure of such condition precedent);
(f)	by our Company as a result of a breach by Suncrete that gives rise to a failure of a condition precedent and cannot or has not been cured by the earlier of the Outside Date or 30 days after receipt of notice from Suncrete (and a breach by our Company, Pubco, or Merger Subs is not the proximate cause of the failure of such condition precedent); or

(g)	by Suncrete prior to obtaining shareholder approval at the SPAC Shareholders’ Meeting, if our Board of Directors fails to make, amends, changes, withdraws, modifies, withholds or qualifies its recommendation to its shareholders that they approve the Required SPAC Proposals, or fails to include such recommendation in the Suncrete Registration Statement.

If the Suncrete BCA is validly terminated in accordance with its terms, none of the parties will have any liability or any further obligation under the Suncrete BCA with certain limited exceptions, including liability arising out of any fraud or willful breach.

Support Agreements

Company Equityholder Support Agreement

Concurrently with the execution and delivery of the Suncrete BCA, Suncrete, Pubco, our Company and certain equityholders of Suncrete entered into a support agreement (the “Company Equityholder Support Agreement”), pursuant to which the equityholders of Suncrete party thereto agreed, among other things, to vote in favor of the approval and adoption of the Suncrete Business Combination and the transactions contemplated thereby. Certain equityholders of Suncrete have also agreed, subject to certain exceptions, not to directly or indirectly, (i) sell, assign, transfer (including by operation of law), permit the creation of any lien, pledge, dispose of or otherwise encumber any of its Suncrete securities, (ii) deposit any of its Suncrete securities into a voting trust or enter into a voting agreement or arrangement or grant any proxy or power of attorney with respect thereto, (iii) enter into any contract, option or other arrangement or undertaking with respect to the direct or indirect acquisition or sale, assignment, transfer (including by operation of law) or other disposition of any of its Suncrete securities or (iv) take any action that would have the effect of preventing or disabling the holder from performing its obligations under the Company Equityholder Support Agreement.

Further, certain equityholders of Suncrete have also agreed not to, during the period commencing from the Closing Date and ending on the earlier of (i) the one year anniversary of the Closing Date and (ii) the date after the Closing Date on which Pubco consummates a liquidation, merger, share exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of Pubco’s stockholders having the right to exchange their equity holdings in Pubco for cash, securities or other property (such period, the “Post-Closing Lock-Up Period”): lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, establish or increase of a put equivalent position or liquidation with respect to or decrease of a call equivalent position, or otherwise transfer or dispose of, directly or indirectly, any of its Suncrete securities, or any securities of Pubco issued to such holder pursuant to the Suncrete BCA (such securities, the “Lock-Up Securities”), (B) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, or (C) publicly announce the intention to do any of the foregoing, subject to certain exceptions. Notwithstanding the foregoing, pursuant to the Company Equityholder Support Agreement, (i) 33.33% of the Lock-Up Securities held by the applicable holder as of the Closing Date will be automatically released from the lock-up restrictions on the six month anniversary of the Closing Date and (ii) 33.33% of the Lock-Up Securities held by the applicable holder as of the Closing Date will be automatically released from the lock-up restrictions on the nine month anniversary of the Closing Date.

The Company Equityholder Support Agreement will terminate upon the earlier to occur of (a) the Acquisition Merger Effective Time (subject to the survival of certain provisions, including the lock-up provisions described in the paragraph above), (b) the date of the valid termination of the Suncrete BCA in accordance with its terms, or (c) the effective date of a written agreement of Suncrete, Pubco and the equityholder terminating the Company Equityholder Support Agreement.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Suncrete BCA, the Sponsor and certain of our officers and directors (such holders, the “Sponsor Related Parties”) entered into an agreement (the “Sponsor Support Agreement”) with Suncrete and Pubco, which supersedes the Letter Agreement. Pursuant to the Sponsor Support Agreement, among other things, Sponsor and the Sponsor Related Parties agreed to vote in favor of the adoption and approval of the Suncrete BCA and the transactions contemplated thereby and waive the anti-dilution rights set forth our organizational documents. The Sponsor and Sponsor Related Parties also agreed, until the earlier of the Initial Closing and the termination of the Suncrete BCA in accordance with its terms, not to (i) directly or indirectly sell, assign, transfer (including by operation of law), permit the creation of any lien, pledge, dispose of or otherwise encumber any of our securities or otherwise agree to do any of the foregoing, (ii) deposit any of our securities into a voting trust or enter into a voting agreement or arrangement or grant any proxy or power of attorney with respect thereto, (iii) enter into any contract, option or other arrangement or undertaking with respect to the direct or indirect acquisition or sale, assignment, transfer (including by operation of law) or other disposition of any of our securities, or (iv) take any action that would have the effect of preventing or disabling the Sponsor from performing its obligations under the Sponsor Support Agreement. Sponsor also agreed that, immediately upon the occurrence of the Initial Merger Effective Time, it will automatically be deemed to have irrevocably transferred to Pubco, surrendered and forfeited for no consideration a number of shares of Pubco Class A Common Stock equal to the number of Anchor Commitment Fee Shares (as defined in the PIPE Subscription Agreements), not to exceed 333,333 Anchor Commitment Fee Shares in the aggregate.

The Sponsor and Sponsor Related Parties have also agreed to certain transfer restrictions with respect to its Pubco Class A Common Stock as follows: During the Post-Closing Lock-Up Period, Sponsor Related Party agreed that it shall not, directly or indirectly, without the prior written consent of Pubco, (i) sell, assign, transfer (including by operation of law), permit the creation of any lien, pledge, dispose of or otherwise encumber any of its Pubco Class A Common Stock or otherwise agree to do any of the foregoing, (ii) deposit any of its Pubco Class A Common Stock into a voting trust or enter into a voting agreement or arrangement or grant any proxy or power of attorney with respect thereto that is inconsistent with the Sponsor Support Agreement, or (iii) enter into any contract, option or other arrangement or undertaking with respect to the direct or indirect acquisition or sale, assignment, transfer (including by operation of law) or other disposition of any of its Pubco Class A Common Stock, subject to certain exceptions. Notwithstanding the foregoing, pursuant to the Sponsor Support Agreement, (i) 33.33% of the locked-up securities held by the applicable holder as of the Closing Date will be automatically released from the lock-up restrictions on the six month anniversary of the Closing Date and (ii) 33.33% of the locked-up securities held by the applicable holder as of the Closing Date will be automatically released from the lock-up restrictions on the nine month anniversary of the Closing Date.

Registration Rights Agreements

Pursuant to the Suncrete BCA, the parties have agreed that in connection with the Initial Closing, Pubco, our Company, and the Sponsor will enter into an Assignment, Assumption, and Amendment Agreement, in form and substance reasonably acceptable to our Company and Suncrete, with respect to the Registration Rights Agreement. The parties have also agreed that in connection with the Acquisition Closing, Pubco and certain members of Suncrete will enter into a Registration Rights Agreement in form and substance reasonably acceptable to our Company and Suncrete (the “Suncrete Registration Rights Agreement” and together with the Registration Rights Agreement, the “Registration Rights Agreements”).

PIPE Subscription Agreements

Concurrently with the execution and delivery of the Suncrete BCA, our Company and Pubco entered into subscription agreements (the “PIPE Subscription Agreements”) with certain accredited investors and qualified institutional buyers (collectively, the “PIPE Investors”), pursuant to which, among other things, Pubco agreed to issue and sell to the PIPE Investors, in a private placement to close immediately prior to the closing of the Acquisition Merger, an aggregate of approximately $167.1 million in shares of Pubco Class A Common Stock (as defined in the Suncrete BCA) and, in certain circumstances, Pre-Funded Common Stock Purchase Warrants (as defined in the Suncrete BCA) to purchase Pubco Class A Common Stock (the “PIPE Investment”).

Dothan Agreements

In order to fund certain costs and expenses incurred by us, on September 8, 2025, Dothan Independent and Sponsor entered into a Subscription Agreement, pursuant to which, among other things, Dothan Independent became a member of the Sponsor and agreed to contribute $500,000.00 in the aggregate to the Sponsor in exchange for 10 Class Z Units (as defined in the Suncrete BCA) of the Sponsor, representing an indirect interest in 2,800,000 Founder Shares (the “Dothan Founder Shares”) and an indirect interest in 398,800 Warrants (the “Dothan Subscription Agreement”).

Effective as of the Closing and subject to the receipt by Suncrete prior to the Closing of certain necessary waivers, approvals, consents or authorizations, our Suncrete, Pubco, and Dothan Management will enter into an amendment (the “Dothan Management Agreement Amendment” and together with the Dothan Subscription Agreement, the “Dothan Agreements”) to the Management and Consulting Agreement, dated as of July 29, 2024, by and between Suncrete and Dothan Management, pursuant to which, among other things, Pubco will assume, and agree to perform and discharge, all of the obligations of Suncrete under the Dothan Management Agreement.

Warrant Agreement Amendment

In addition, immediately prior to the Domestication Effective Time, we will redeem all of the issued and outstanding Public Warrants in exchange for (i) $2.25 in cash and (ii) 0.075 Class A Ordinary Shares per Public Warrant, which redemption will be effected by way of an amendment to the Warrant Agreement if the proposal to effectuate such amendment is approved by holders of a majority of the number of the then outstanding Warrants.

The form of Company Equityholder Support Agreement, Sponsor Support Agreement, the form of PIPE Subscription Agreements , the Form of Suncrete Registration Rights Agreement, the Form of Dothan Management Agreement Amendment and Form of Warrant Agreement Amendment are filed herein as Exhibits 10.12, 10.13, 10.14, 10.15, 10.18, 10.19 and 10.20, respectively, and are incorporated herein by reference, and the foregoing descriptions of the Company Equityholder Support Agreement, Sponsor Support Agreement, the PIPE Subscription Agreements , the Suncrete Registration Rights Agreement, the Dothan Management Agreement Amendment and the Warrant Agreement Amendment are qualified in their entirety by reference thereto.

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

We have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Although our Management assess the risks inherent in a particular target business with which we may combine, such as Suncrete, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

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

We utilize the network and industry experience of Mr. Heyer and his affiliates in seeking an initial Business Combination and employing our Business Combination strategy. Over the course of their careers, the members of our Management Team and their affiliates have developed a broad network of contacts and corporate relationships globally that we believe serve as a useful source of acquisition opportunities. This network has been developed through our Management Team’s:

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial Business Combination, such as Suncrete. We use these criteria and guidelines in evaluating Business Combination opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet any or all of these criteria and guidelines. We focus on candidates that we believe:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, will be in the form of proxy solicitation materials or tender offer documents that we will file with the SEC, such as the Suncrete Registration Statement.

Our officers and directors may become officers or directors of any other blank check company prior to completion of our initial Business Combination. In particular, Christopher Bradley, our Chief Executive Officer, Chief Financial Officer, and Chairman, also currently serves as a director at another SPAC. As a result, our officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved.

Initial Business Combination

The NYSE Rules require that we must consummate an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the Deferred Fee and taxes paid or payable on the income earned on the Trust Account, if any) at the time of execution of the definitive agreement for such Business Combination (the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Suncrete was substantially in excess of 80% of the funds in the Trust Account and that the 80% Test was therefore satisfied.

Pursuant to our Amended and Restated Articles and the 2025 Extension Amendment, we have until the end our Combination Period, currently July 28, 2026, or until such earlier liquidation date as our Board of Directors may approve, to complete an initial Business Combination. However, we may hold another shareholder vote at any time to amend our Amended and Restated Articles to modify the amount of time we have to consummate an initial Business Combination (as well as to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we have not consummated an initial Business Combination within the time periods described in this Report or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity). Our Sponsor, executive officers and directors have agreed that they will not propose any such amendment unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable, if any), divided by the number of then-outstanding Public Shares, subject to the limitations described in this Report.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, executive officers, directors, or advisors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or advisor. While Suncrete is not affiliated with our Sponsor, officers, directors or advisors, in the event we do not consummate the Suncrete Business Combination and we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, executive officers, directors or advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view and a majority of our disinterested and independent directors approve such transaction. We are not required to obtain such an opinion in any other context.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under the Companies Act. Our Amended and Restated Articles provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

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

Financial Position

With funds available for a Business Combination as of December 31, 2025 in the amount of approximately $258,240,938, (before redemptions, taxes payable on the interest earned, if any, and payment of the Deferred Fee), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

There will be no fees, reimbursements or cash payments made by us to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, other than the following payments, none of which have been or will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination:

●	Repayment on July 28, 2023 of the outstanding balance in full under the IPO Promissory Note made to us by our Sponsor to cover offering-related and organizational expenses. Borrowings under the IPO Promissory Note are no longer available;
●	Payment to an affiliate of our Vice President of $20,000 per month, for office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement;
●	Payment to an affiliate of our Chief Financial Officer of $20,000 per month for services rendered prior to the consummation of our initial Business Combination, which amounts will be accrued and will only be payable upon the successful completion of our initial Business Combination, pursuant to the Advisory Services Agreement;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial Business Combination;
●	Payment of a finder’s fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination;
●	Repayment of any Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination, including under the WCL Promissory Note. Up to $1,500,000 of such Working Capital Loans may be convertible into WCL Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The WCL Units would be identical to the Private Placement Units. As of December 31, 2025, we had borrowings of $1,059,879 under the WCL Promissory Note; and
●	Repayment of non-interest bearing 2025 Extension Promissory Note. As of December 31, 2025, we had borrowings of $2,250,000 under the 2025 Extension Promissory Note.

See “Suncrete Business Combination” above for more information on the equity and financing arrangements in connection with the Suncrete Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as Suncrete. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Suncrete, when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the Suncrete Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct.

Other than the anticipated service of Andrew Heyer as a director and Christopher Bradley as a consultant of the combined company following the Business Combination, we cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule (as is the case with the Suncrete Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE Rules, shareholder approval would be required for our initial Business Combination if, for example:

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

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of our Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

See “Suncrete Business Combination” above for more information on the requisite approvals in connection with the Suncrete Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of our securities our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE Rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account have been or will be used to purchase Public Shares or Public Warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of Public Shares could be to (i) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met, or (ii) to reduce the number of Public Shares being submitted for redemption. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the Public Shareholders with whom our officers, directors or their affiliates may pursue privately negotiated purchases by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which Public Shareholders to purchase Public Shares from based on a negotiated price and number of Public Shares and any other factors that they may deem relevant, and will only purchase Public Shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Our Sponsor, directors, officers, advisors and their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, advisors and their affiliates were to purchase our securities from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors or their affiliates may purchase our securities from Public Shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, directors, officers, advisors or their affiliates were to purchase our securities from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the Business Combination transaction;
●	our Sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors or their affiliates, along with the purchase price;
o	the purpose of the purchases by our Sponsor, directors, officers, advisors or their affiliates;
o	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors or their affiliates on the likelihood that the Business Combination transaction will be approved;
o	the identities of our security holders who sold to our Sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors or their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

See “Suncrete Business Combination” above for more information on permitted purchases of our securities in connection with the Suncrete Business Combination.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described in this Report. As of December 31, 2025, the Redemption Price was approximately $11.41 per Public Share (before taxes payable, if any). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the Underwriters. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

See “Suncrete Business Combination” above for more information on redemptions of our Public Shares in connection with the Suncrete Business Combination.

Limitations on Redemptions

Our Amended and Restated Articles provides that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements we may enter into in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the approval requirements of the NYSE Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by a Special Resolution of our shareholders.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will. Pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive the approval of an Ordinary Resolution. In accordance with our Amended and Restated Articles, a quorum for such meeting will be holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our Sponsor, officers and directors will count towards this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares or Private Placement Shares they hold and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares and Private Placement Shares, we would need only 8,837,750, or approximately 38.42% of the 23,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding Ordinary Shares are voted). Assuming that only one-third of our issued and outstanding Ordinary Shares are voted, representing a quorum under our Amended and Restated Articles, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to have an initial Business Combination approved. These quorum and voting thresholds, and the voting agreements of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial Business Combination, that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we, or our Sponsor, will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our Amended and Restated Articles provides that we will only consummate an initial Business Combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination. In addition, our proposed initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares in connection with such initial Business Combination, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

We will also provide this redemption opportunity to our Public Shareholders should we seek approval to amend our Amended and Restated Articles to extend our Combination Period consistent with applicable laws, regulations and stock exchange rules.

Limitation on Redemptions Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Ordinary Shares sold in our Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the Suncrete Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under the Companies Act to provide for claims of creditors and in all cases, subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares they hold if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable, if any), divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares if our net tangible assets will be at least $5,000,0001 either immediately prior to or upon consummation of our initial Business Combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $4,000 of proceeds held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $11.41 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.10 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the Trust Account assets, in each case less (x) taxes payable, if any, and (y) up to $100,000 for dissolution expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $4,000 from the proceeds of the Initial Public Offering held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.10 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

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

Periodic Reporting and Financial Information

We have registered our Public Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accountant. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, such as Suncrete. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business, including Suncrete. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

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

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (ii) our annual revenues exceed $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Further, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment or removal of directors. As a result, NYSE considers us to be a “controlled company” within the meaning of NYSE Rules. Under the NYSE Rules, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE Rules.

Item 1A.Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following are brief descriptions of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, which is completing an initial Business Combination;
●	we may not be able to complete our initial Business Combination, including the Suncrete Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;
●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, such as Suncrete, which could compel us to restructure or abandon a particular Business Combination;
●	we may issue our Ordinary Shares to our shareholders in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;
●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;
●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;
●	if we do not consummate the Suncrete Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;
●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;
●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;
●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;
●	in order to effectuate an initial Business Combination, SPACs have, in the recent past, amended various provisions of their memorandums and articles of association, and other governing instruments. We cannot assure our shareholders that we will not seek to amend our Amended and Restated Articles or governing agreement in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support;
●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;
●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;
●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;
●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;
●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;
●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;
●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;
●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;
●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;
●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;
●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;
●	our Public Shareholders will not be entitled to protections normally afforded to our shareholders of other blank check companies subject to Rule 419 of the Securities Act;
●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;
●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;
●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;
●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;
●	because we are neither limited to evaluating a target business in a particular industry sector, if the Suncrete Business Combination is not consummated, our shareholders may be unable to ascertain the merits or risks of any particular target business’ operations;
●	we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;
●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if the Suncrete Business Combination is not consummated, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;
●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;
●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Sponsor, officers and directors will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;
●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;
●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;
●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;
●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;
●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;
●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;
●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;
●	if our initial Business Combination, such as the Suncrete Business Combination, involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;
●	there is substantial doubt about our ability to continue as a “going concern”;

Risks Relating to the Post-Business Combination Company

●	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;
●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;
●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;
●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;
●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;
●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;
●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;
●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;
●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;
●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;
●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;
●	if we do not complete the Suncrete Business Combination, after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;
●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;
●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;
●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;
●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;
●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;
●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;
●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;
●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

Risks Relating to our Securities and Shareholder Rights

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;
●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;
●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;
●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;
●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;
●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;
●	since our Sponsor, directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;
●	NYSE may delist our securities from trading on its exchange, which could limit our shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions;
●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;
●	our Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;
●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;
●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;
●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;
●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;
●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;
●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;
●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;
●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;
●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;
●	because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;
●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;
●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;
●	the grant of registration rights to our Sponsor and other holders of our Private Placement Units (and their underlying securities) may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;
●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders; and
●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

For more detailed descriptions of these and other risk relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and 2023 Annual Report, (iii) 2023 Third Quarter Form 10-Q and 2025 Second Quarter Form 10-Q and (iv) Definitive Proxy Statement as filed with the SEC on July 1, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate. To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our Management Team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

If we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond July 28, 2026, before redemption from our Trust Account.

If we are unable to consummate our initial Business Combination within the Combination Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less income taxes, if any, payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our Amended and Restated Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, our Public Shareholders may be forced to wait beyond the end of the Combination Period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to our Public Shareholders prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where our Public Shareholders have sought to redeem their Public Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial Business Combination.

Since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors, NYSE considers us to be a “controlled company” within the meaning of the NYSE Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors. As a result, NYSE considers us to be a “controlled company” within the meaning of NYSE corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a Board that includes a majority of “independent directors,” as defined under the NYSE Rules; and
●	we have the Compensation Committee, which is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Members of our Management Team and affiliated companies may in the future be involved in civil disputes or governmental investigations unrelated to our business.

Members of our Management Team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our Management Team and affiliated companies may in the future be involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial Business Combination and may have an adverse effect on the price of our securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of our Company.

The funds to be held in the Trust Account have been held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. Ine of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial

Business Combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the Trust Account than we would earn if the Trust Account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our income taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit at a bank could reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of our Company as compared to what they would have received had the investments not been so liquidated.

Notwithstanding the above, we may still be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of our Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our Warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial Business Combination. In addition, upon moving the funds from the Trust Account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). While we intend to place our deposits in high-quality banks, only a small portion of the funds in our Trust Account will be guaranteed by the FDIC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in Trust Account such that the Redemption Price received by our Public Shareholders may be less than $11.41 per Public Share (as of December 31, 2025).

The proceeds held in the Trust Account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our Amended and Restated Articles, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income (less income taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in Trust Account such that the Redemption Price received by our Public Shareholders may be less than $11.41 per Public Share (as of December 31, 2025).

A provision of our Warrant Agreement may make it more difficult for us to consummate an initial Business Combination.

If (i) we issue additional Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A Ordinary Share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination, and (iii) the Market Value of our Class A Ordinary Shares is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on NYSE.

For risks related to Suncrete and the Suncrete Business Combination, please see the Suncrete Registration Statement.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 1C.Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Suncrete may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2.Properties.

Our executive offices are located at 324 Royal Palm Way, Suite 300-I, Palm Beach, Florida 33480, and our telephone number is (929) 280-1912. The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our Vice President for secretarial and administrative support services and other services, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Public Units, Public Shares and Public Warrants are each traded on NYSE under the symbols “HYAC.U,” “HYAC” and “HYAC.WS,” respectively. Our Public Units commenced public trading on July 26, 2023, and our Public Shares and Public Warrants commenced separate public trading on September 15, 2023.

(b)Holders

On March 30, 2026, there were two holders of record of our Units, three holders of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and one holder of record of our Warrants.

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

(f)Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year covered by this Report. However, simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Unit Purchase Agreement, we completed the sale of 797,600 Private Placement Units to the Sponsor, generating gross proceeds to us of $7,976,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)Use of Proceeds from the Initial Public Offering

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the fiscal year covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the SEC on September 8, 2023. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report. On July 24, 2025, we held the 2025 AGM at which our shareholders approved, among other things, the 2025 Extension Amendment Proposal. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding 372,101 Public Shares exercised their right to redeem such Public Shares for cash at a redemption price of approximately $11.12 per Public Share, for an aggregate redemption amount of approximately $4,136,911 in the 2025 Redemptions.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on March 7, 2023, for the purpose of effecting a Business Combination. Our Sponsor is Haymaker Sponsor IV LLC.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Suncrete Business Combination, will be successful.

Our IPO Registration Statement became effective on July 25, 2023. On July 28, 2023, we consummated our Initial Public Offering of 23,000,000 Public Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-half of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 797,600 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,976,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $ $232,300,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until July 28, 2026 (36 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

In connection with the Suncrete Business Combination, our Company and PubCo previously entered into subscription agreements with certain accredited investors and qualified institutional buyers (collectively, the “PIPE Investors”) for an aggregate commitment amount of approximately $82.5 million in shares of PubCo Class A Common Stock and, in certain circumstances, Pre-Funded Common Stock Purchase Warrants to purchase PubCo Class A Common Stock (such investment, the “PIPE Investment”). On January 30, 2026, we entered into subscription agreements with Pubco and certain additional investors for an additional commitment amount of $23 million. The foregoing description of the PIPE investment and the PIPE subscription agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of PIPE subscription agreement.

On February 1, 2026, Steven J. Heyer, who served as our President and as a member of our Board of Directors since March 2023, was removed from his position as our President and as a member of our Board of Directors with immediate effect. Mr. Heyer’s departure was not related to any disagreement with us on any matter related to our operations, policies or practices.

On March 24, 2026, we entered into Non-Redemption Agreements (each, a “Non-Redemption Agreement”) with Suncrete and certain investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to acquire an aggregate of 4,442,085 Public Shares from Public Shareholders, either in the open market or through privately negotiated transactions, at a price no higher than the redemption price per share payable to Public Shareholders who exercise redemption rights with respect to their Public Shares, prior to the closing date of the Suncrete Business Combination, to waive their redemption rights and hold the Public Shares through the closing date of the Suncrete Business Combination, and to abstain from voting and not vote the Public Shares in favor of or against the Business Combination. Suncrete intends to pay to the Public Shareholders that sell Public Shares in connection with the Non-Redemption Agreements an amount equal to the difference between the actual redemption price for the Public Shares and the price at which such sellers sell the Public Shares to the Investors. As a result of the Non-Redemption Agreements and after giving effect to the aggregate fees that Suncrete has agreed to pay the Investors, the Company is expected to receive net proceeds of approximately $10.75 per non-redeemed Public Share. We may enter into additional Non-Redemption Agreements on similar terms. Assuming that the Investors acquire all of the Public Shares they have agreed to purchase and that the previously announced PIPE investment is consummated for aggregate proceeds of $105.5 million, the parties anticipate that the Minimum Cash Condition (as defined in the Subcrete BCA) will be satisfied upon consummation of the Suncrete Business Combination.

On March 26, 2026, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with holders of Suncrete’s Senior Preferred Units (the “Senior Preferred Units”), pursuant to which Pubco agreed to issue an aggregate of 26,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), to such Senior Preferred Unit holders in exchange for their Senior Preferred Units (the “Exchange”). The Exchange will occur automatically immediately prior to the closing of the Acquisition Merger (as defined in the Suncrete Business Combination Agreement), following the acceptance by the Secretary of State of the State of Delaware of the Certificate of Designation for the Series A Convertible Perpetual Preferred Stock. The obligations of each of the parties to consummate the Exchange is subject to condition that as of the closing of the Exchange, the Available Cash (as defined in the Suncrete Business Combination Agreement) is less than $250.0 million.

On March 27, 2026, our Company and Pubco entered into a subscription agreement (the “New Subscription Agreement”) with an additional PIPE Investor for a commitment amount of $61.6 million, bringing the aggregate total subscription amount of the PIPE Investment to $167.1 million. Our Company and Pubco have also agreed to afford the existing PIPE Investors the benefit of the additional rights set forth in the New Subscription Agreement. The securities issuable in connection with the PIPE Investment will not be registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Extension of Our Combination Period

We initially had until July 28, 2025, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination.

On July 24, 2025, we held the 2025 AGM at which our shareholders approved, among other things, the 2025 Extension Amendment Proposal. In connection with the vote to approve the 2025 Extension Amendment Proposal, Public Shareholders holding

372,101 Public Shares exercised their right to redeem such Public Shares for cash at a redemption price of approximately $11.12 per Public Share, for an aggregate redemption amount of approximately $4,136,911 in the 2025 Redemptions.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on NYSE. In addition, the NYSE Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the NYSE Three Year Requirement. If we do not meet the NYSE Three Year Requirement, our securities will likely be subject to suspension of trading and delisting from NYSE. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Suncrete Business Combination

On October 9, 2025, Haymaker, Pubco, the Merger Subs and Suncrete entered into the Suncrete BCA.

Pursuant to the Suncrete BCA, and subject to the terms and conditions contained therein, the Suncrete Business Combination will be effected in three steps: (a) we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware, (b) immediately following the Domestication Effective Time, Merger Sub I will merge with and into our Company, with our Company surviving the Initial Merger as a wholly owned subsidiary of Pubco; and (c) immediately following the Initial Merger Effective Time, Merger Sub II will merge with and into Suncrete, with Suncrete surviving the Acquisition Merger as a wholly owned subsidiary of Pubco.

For a full description of the Suncrete Business Combination Agreement and the proposed Suncrete Business Combination, please see Item 1. “Business” and the Suncrete Registration Statement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since March 7, 2023 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Suncrete Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $1,469,806, which consisted of interest earned on investments held in our Trust Account of $10,367,205, offset by initial loss on PIPE Subscription Agreement liability of $7,177,500, change in fair value of PIPE Subscription Agreement liability of $1,897,500 and general and administrative expenses of $2,762,011.

For the year ended December 31, 2024, we had a net income of $11,323,538, which consisted of interest earned on investments held in our Trust Account of $12,263,797, offset by general and administrative expenses of $940,259.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $232,300,000 was placed in the Trust Account. We incurred fees of $13,424,812 in the Initial Public Offering, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $8,650,000 and $774,812 of other offering costs.

As of December 31, 2025 and December 31, 2024, we had $4,325 and $101,126, respectively of cash in our operating account. As of December 31, 2025 and December 31, 2024, we had a working capital deficit of $5,521,906 and $509,895, respectively. As of December 31, 2025 and December 31, 2024, $10,367,205 and approximately $12,263,797, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of December 31, 2025 and December 31, 2024, we had marketable securities held in the Trust Account of $258,240,938 and $249,760,654, respectively (including approximately $10,367,205 and $12,263,797, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of income taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of December 31, 2025 and December 31, 2024, we had cash and marketable securities held outside of the Trust Account of approximately $4,325 and $101,126, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) loans pursuant to the IPO Promissory Note and 2025 Extension Promissory Note, (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account, and (iv) the WCL Promissory Note.

Promissory Notes

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2023 or the completion of our Initial Public Offering. The loan of $272,550 was fully repaid upon the consummation of our Initial Public Offering on July 28, 2023. No additional borrowing is available under the IPO Promissory Note.

On July 15, 2025, we issued the 2025 Extension Promissory Note in the principle amount of $4,500,000 to our Sponsor. The 2025 Extension Promissory Note was issued in connection with the Sponsor agreed to make monthly deposits, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to our Trust Account. The 2025 Extension Promissory Note is non-interest bearing and payable upon the earlier of (i) the consummation of a Business Combination, or (ii) the last day the Company has to complete a Business Combination in accordance with its Memorandum and Articles of Association, as then in effect. As of December 31, 2025 and 2024, we had $2,250,000 and $0, respectively, drawn on this 2025 Extension Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities).

On June 10, 2024, we issued the WCL Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses as Working Capital Loans. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date our winding up is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of December 31, 2025 and December 31, 2024, we had $1,059,879 and $400,000, respectively, drawn on this WCL Promissory Note.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the consolidated financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 28, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 26, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Vice President $20,000 per month for secretarial and administrative support services and other services pursuant to the Administrative Services Agreement. As of December 31, 2025 and 2024, we incurred $240,000 and $240,000, respectively, in fees for these services, of which such amount is included in accrued expenses in the consolidated balance sheets of the consolidated financial statements included elsewhere this Report.

Advisory Services Agreement

Commencing on July 26, 2025, and until the completion of our Business Combination or liquidation we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination pursuant to the Advisory Services Agreement; such amounts are accrued and will only be payable upon the successful completion of our initial Business Combination. As of December 31, 2025 and 2024, the contingent fee payable for the services under the Advisory Services Agreement amounted to $240,000 and $240,000, respectively.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On July 28, 2023, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of (i) 3.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account and (ii) 5.50% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to 8,650,000 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any WCL Units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Standards

The preparation of the consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the consolidated financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

Additional Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Christopher Bradley	48	Chairman, Chief Executive Officer, Chief Financial Officer and Secretary
Andrew R. Heyer	68	Vice President
Roger Meltzer	75	Director
Walter F. McLallen	60	Director
Brian Shimko	40	Director

The experience of our directors and executive officers is as follows:

Christopher Bradley, our Chief Financial Officer and Secretary since our inception in March 2023, and Chairman and Chief Executive Officer since November 2024. Mr. Bradley currently serves as a Managing Director at Mistral Equity Partners, which he joined in 2008. Mr. Bradley brings over 20 years of experience in identifying acquisition candidates, due diligence (including accounting and financial modeling), and deal structuring. He served as the Chief Financial Officer of Haymaker Acquisition Corp. III until it completed its business combination in May 2022 with Biote Holdings, LLC, and served as an advisor to the resulting public company, biote Corp., in 2023 (NASDAQ:BTMD). Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker Acquisition Corp. II from 2019 until its business combination with ARKO Corp. (NASDAQ: ARKO) in December 2020. He served as the Chief Financial Officer and Secretary of Haymaker I from 2017 until its business combination with OneSpaWorld Holdings Ltd. (NASDAQ: OSW) in December 2019. Since 2016, Mr. Bradley has served as a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler, from 2016 to January 2020, and The Lovesac Company (NASDAQ: LOVE) from 2010 to 2019; Country Pure Foods, Inc., a wholesaler of packaged juice products, from 2010 to 2014; XWELL, Inc. (NASDAQ:XWEL), formerly Xpress Spa Group, Inc., from 2012 to 2014; and Jamba, Inc., formerly Jamba Juice, Inc. (NASDAQ:JMBA), from 2009 to 2013. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (NASDAQ: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Bank of America Securities from 2005 to 2006, a manager in Burger King’s strategy group in 2004, and a manager in PricewaterhouseCoopers’ management consulting practice from 1999 to 2004. He is also currently serving on the board of directors of CSLM Acquisition Corp. III (NASDAQ: KOYN), a special purpose acquisition company, since August 2025; Cambridge Acquisition Corp. (NASDAQ:CAQUU), a special purpose acquisition company, since February 2026; Insomnia Cookies, a retailer of cookies with 350 locations across the United States, Canada and the United Kingdom, since July 2024; Carnegie Park Capital, a private investment fund, since October 2021; Timber Grove Ventures, a private investment fund, since September 2024; Roth Principal Investments, a private investment fund, since August 2025; and WhoBrew, LLC, a franchisee of 7Brew operating in Chicago, Nashville and Pittsburgh, since January 2024. Mr. Bradley served on the board of directors of Roth CH Acquisition Corp. (NASDAQ: USCTF), a special purpose acquisition company, from September 2023 to December 2025 until its business combination with SharonAI Holdings Inc. (NASDAQ:SHAZ), a computing company specializing in compute platforms, AI infrastructure, and cloud GPU environments. Mr. Bradley has also served on the board of directors of the Division of the Arts & Humanities of the University of Chicago since March 2023. Mr. Bradley holds a B.A. in philosophy and economics from the University of Chicago and an M.B.A. from Harvard Business School. Mr. Bradley is qualified to serve as our Chairman due to his extensive board service on both public and private company boards and tenure as the Chief Financial Officer of several publicly traded companies.

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

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with the NYSE Rules, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE.

The term of office of the first class of directors, consisting of Mr. Shimko, who was elected at the 2025 AGM, will expire at our fourth annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Meltzer and McLallen, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Bradley and Heyer, will expire at the third annual meeting of shareholders.

Only holders of Class B Ordinary Shares have the right to vote on the appointment of directors prior to or in connection with the completion of our initial Business Combination. Holders of our Public Shares are not entitled to vote on the appointment of directors during such time. These provisions of our Amended and Restated Articles relating to the rights of holders of Class B Ordinary Shares to appoint directors may be amended by a Special Resolution passed by at least 90% of such members as, being entitled to do so, vote in person or by proxy at a general meeting, or by way of unanimous written resolution.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, the Nominating Committee. Subject to phase-in rules and a limited exception, the NYSE Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the NYSE Rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established the Audit Committee. Messrs. Meltzer, McLallen and Shimko serve as members of our Audit Committee. Under the NYSE Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent, subject to the exception described below. Each of Messrs. Meltzer, McLallen and Shimko are independent.

Mr. McLallen serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. McLallen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, as amended on November 28, 2023, which details the principal functions of the Audit Committee, including:

●	assisting with Board oversight of (i) the integrity of our consolidated financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited consolidated financial statements and quarterly consolidated financial statements with Management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;
●	reviewing with Management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;
●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other consolidated financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and
●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

We have established the Compensation Committee. The members of our Compensation Committee are Messrs. Meltzer, McLallen and Shimko and Mr. McLallen serves as chairman of the Compensation Committee. We have adopted a Compensation Committee charter, as amended on November 28, 2023, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting Management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement;
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Sharesholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the NYSE Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On November 28, 2023, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

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

There are no fees, reimbursements or cash payments made by us to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, other than the following payments, none of which have been or will be continue to be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination:

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

convertible into WCL Units of the post-Business Combination entity at a price of $10.00 per WCL Unit at the option of the lender. The WCL Units would be identical to the Private Placement Units. As of December 31, 2025, we had borrowings of $1,059,879 under the WCL Promissory Note; and
●	Repayment of non-interest bearing 2025 Extension Promissory Note. As of December 31, 2025, we had borrowings of $2,250,000 under the 2025 Extension Promissory Note.
●	After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination, including the Suncrete Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

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

For more information on the proposed employment arrangements in connection with the Suncrete Business Combination, see Item 1. “Business.”

Compensation Recovery and Clawback Policy

On November 28, 2024, our Board of Directors approved the adoption of the Clawback Policy with an effective date of October 2, 2023, in order to comply with the SEC Clawback Rule, and the NYSE Rules, as set forth in Section 303A.14 of the NYSE Listed Company Manual. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 30, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 29,547,600 Ordinary Shares, consisting of (i) 23,425,499 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of March 30, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage of
	Shares	Approximate	Shares	Approximate	Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Shares
Haymaker Sponsor IV LLC (our Sponsor) (2)(3)	797,600	3.40%	5,750,000	100.00%	22.16%
Christopher Bradley (3)	—	—	—	—	—
Andrew R. Heyer (2)(3)	797,600	3.40%	5,750,000	100.00%	22.16%
Walter F. McLallen (3)	—	—	—	—	—
Roger Meltzer, Esq. (3)	—	—	—	—	—
Brian Shimko (3)	—	—	—	—	—
All executive officers and directors as a group (6 individuals) (2)(3)	797,600	3.40%	5,750,000	100.00%	22.16%
Other 5% Shareholders
Harraden Parties (4)	2,341,953	10.00%	—	—	7.93%
Wealthspring Parties (5)	2,231,759	9.53%	—	—	7.55%
Fort Baker Parties (6)	2,148,219	9.17%	—	—	7.27%
HGC Investment Management Inc. (7)	1,995,000	8.52%	—	—	6.57%
Berkley Parties (8)	1,964,207	8.38%	—	—	6.65%
Westchester Parties (9)	1,964,207	8.38%	—	—	6.65%
Wolverine Parties (10)	1,932,010	8.25%	—	—	6.54%
First Trust Parties (11)	1,374,319	5.87%	—	—	4.65%
Mizuho Financial Group, Inc. (12)	1,249,126	5.33%	—	—	4.23%
(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Haymaker Acquisition Corp. 4, 324 Royal Palm Way, Suite 300-I, Palm Beach, Florida 33480.
(2)	Interests shown consist solely of (i) Founder Shares, classified as Class B Ordinary Shares. Such shares will (unless otherwise provided in our initial Business Combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, and may be converted at any time prior to our initial Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment, and (ii) 767,600 Private Placement Shares included in the Private Placement Units.
(3)	Haymaker Sponsor IV LLC, our Sponsor, is the record holder of the Ordinary Shares reported herein. Andrew R. Heyer is one of the managing members of our Sponsor and has voting and investment discretion with respect to the securities held of record by our Sponsor and may be deemed to have shared beneficial ownership of the securities held directly by our Sponsor. All of our officers and directors are members of our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G filed with the SEC on March 11, 2026 by (i) Harraden Circle Investments, LLC, a Delaware limited liability company (“Harraden Adviser”), (ii) Harraden Circle Investors GP, LP, a Delaware limited partnership (“Harraden GP”), (iii) Harraden Circle Investors GP, LLC, a Delaware limited liability company (“Harraden LLC”), (iv) Harraden Circle Investors, LP, a Delaware limited partnership (“Harraden Fund”), (v) Harraden Circle Special Opportunities, LP, a Delaware limited partnership (“Harraden Special Op Fund”), (vi) Harraden Circle Strategic Investments, LP, a Delaware limited partnership (“Harraden Strategic Fund”), (vii) Harraden Circle Concentrated, LP, a Delaware limited partnership (“Harraden Concentrated Fund”) and (viii) Frederick V. Fortmiller, Jr., a citizen of the United States (“Mr. Fortmiller” and together with Harraden Adviser, Harraden GP, Harraden LLC, Harraden Fund, Harraden Special OP Fund and Harraden Strategic Fund, Harraden Concentrated Fund the “Harraden Partiers”). Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund directly beneficially own the Public Shares reported therein. Harraden GP is the general partner to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund, and Harraden LLC is the general partner of Harraden GP. Harraden

Adviser serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, Harraden Concentrated Fund, and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Public Shares reported therein. The principal business address of the Harraden Parties is 885 Third Avenue, Suite 2600B, New York, New York 10022.
(5)	According to a Schedule 13G filed February 8, 2024 by (i) Wealthspring Capital LLC, a Delaware limited liability company (“Wealthspring”) and (ii) Matthew Simpson, who is a United States citizen and a manager of Wealthspring (“Mr. Simpson, and together with Wealthspring, the “Wealthspring Parties”). The principal business address of each of the Wealthspring Parties is 2 Westchester Park Drive, Suite 108, West Harrison, New York 10604.
(6)	According to a Schedule 13G/A filed May 15, 2025 by (i) Fort Baker Capital Management LP, a Delaware limited partnership (“FBCM”); (ii) Steven Patrick Pigott, a United States citizen and a Limited Partner/Chief Investment Officer of FBCM; and (iii) Fort Baker Capital, LLC, a Delaware limited liability company and General Partner for FBCM (collectively, the “Fort Baker Parties”). The principal business address of each of the Fort Baker Parties is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94939.
(7)	According to a Schedule 13G filed February 14, 2024 by HGC Investment Management Inc., a company incorporated under the laws of Canada (“HGC”), which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to the Public Shares held by HGC on behalf of the Fund. The principal business address of HGC is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.
(8)	According to a Schedule 13G/A filed February 10, 2026 by (i) W. R. Berkley Corporation, a Delaware corporation (“Berkley”), and (ii) Berkley Insurance Company, a Delaware corporation (together with Berkley, the “Berkley Parties”). The principal business address of each of the Berkley Parties is 475 Steamboat Road, Greenwich, Connecticut 06830.
(9)	According to a Schedule 13G/A filed November 14, 2025 by (i) Westchester Capital Management, LLC, a Delaware limited liability company (“Westchester”), (ii) Westchester Capital Partners, LLC, a Delaware limited liability company (“WCP”), (iii) Virtus Investment Advisers, LLC, a Delaware limited liability company (“Virtus”), and (iv) The Merger Fund, a Massachusetts business trust (“MF”, and collectively, with Westchester, WCP and Virtus, the “Westchester Parties”).Virtus, a registered investment adviser, serves as the investment adviser to MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund (“JNL”), JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. - Global Multi-Strategy Fund (“PRIN”). WCP, a registered investment adviser, serves as investment adviser to Westchester Capital Master Trust (“Master Trust”, and collectively with MF, MF VL, EDF, CEF, JNL, JARB and PRIN, the “Funds”). The Funds directly hold the Public Shares for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. The principal business address of each of the Westchester Parties is 100 Summit Lake Drive, Valhalla, New York 10595
(10)	According to a Schedule 13G filed May 10, 2025 by (i) Wolverine Asset Management, LLC, an Illinois limited liability company (“WAM”), (ii) Wolverine Holdings, L.P., an Illinois limited partnership and the sole member and manager of WAM (“Wolverine Holdings”), (iii) Wolverine Trading Partners, Inc., an Illinois corporation and the general partner of Wolverine Holdings (“WTP”), (iv) Robert R. Bellick, a Citizen of the United States (“Mr. Bellick”) and (v) Christopher L. Gust, a citizen of the United States (“Mr. Gust”, and collectively with WAM, Wolverine Holdings, WTP and Mr. Bellick, the “Wolverine Parties”). Mr. Gust and Mr. Bellick may be deemed to control WTP. The principal business address of each of the Wolverine Parties is c/o Wolverine Asset Management, LLC 175 West Jackson Boulevard, Suite 340, Chicago, Illinois 60604.
(11)	According to a Schedule 13G/A filed November 11, 2025 by (i) First Trust Merger Arbitrage Fund, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act (“VARBX”), (ii) First Trust Capital Management L.P., an investment adviser registered with the SEC (“FTCM”), (iii) First Trust Capital Solutions L.P., a Delaware limited partnership and control person of FTCM (“FTCS”), and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM (“Sub GP” and collectively with VARBX, FTCM and FTCS, the “First Trust Parties”). FTCM provides investment advisory services to, among others, (i) a series of Investment

Managers Series Trust II, (ii) First Trust Alternative Opportunities Fund and (iii) Highland Capital Management Institutional Fund II, LLC (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including our Public Shares) as well as the authority to purchase, vote and dispose of securities. As of December 31, 2024, VARBX owned 1,915,657 Public Shares, while FTCM, FTCS and Sub GP collectively owned 2,049,276 Public Shares. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, Wisconsin 53212.
(12)	According to a Schedule 13G filed with the SEC on February 2, 2026 by Mizuho Financial Group, Inc., a Japanese parent holding company (“Mizuho”). Mizuho, Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Public Shares directly held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. The principal business address of Mizuho is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

Our Sponsor beneficially owns 22.16% of the issued and outstanding Ordinary Shares as of March 30, 2026. Only holders of Class B Ordinary Shares have the right to appoint directors in any election held prior to or in connection with the completion of our initial Business Combination. Public Shareholders do not have the right to appoint any directors to our Board of Directors prior to our initial Business Combination. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Amended and Restated Articles and approval of significant corporate transactions including our initial Business Combination.

Pursuant to the Private Placement Purchase Agreement, our Sponsor purchased 797,600 Private Placement Units, including 30,000 Private Placement Units issued in connection with the full exercise of the Over-Allotment Option, for an aggregate purchase price of $7,976,000, or $10.00 per Unit, in the Private Placement. The Private Placement Units are identical to the Public Units sold in the Initial Public Offering, subject to certain limited exceptions as described in the IPO Registration Statement. A portion of the purchase price of the Private Placement Units has been added to the proceeds from the Initial Public Offering being held in the Trust Account. If we do not complete our initial Business Combination within the Combination Period, the Private Placement Units will expire worthless. The Private Placement Units, Private Placement Shares and Private Placement Warrants are subject to certain transfer restrictions as described in the IPO Registration Statement. Otherwise, the Private Placement Units have terms and provisions that are identical to those of the Units sold in the Initial Public Offering.

Our Sponsor, and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Suncrete Business Combination, please see Item 1. “Business” and the Suncrete Registration Statement.

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

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 797,600 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,976,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. The Private

Placement Units, Private Placement Shares and Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination.

Commencing on July 26, 2025, and until the completion of our Business Combination or liquidation, we reimburse an affiliate of the Vice President $20,000 per month for secretarial and administrative support services and other services pursuant to the Administrative Services Agreement. As of December 31, 2025 and 2024, we incurred $240,000 and $240,000, respectively, in fees for these services, of which such amount is included in accrued expenses in the consolidated balance sheets of the consolidated financial statements included elsewhere this Report.

Commencing on July 26, 2025, and until the completion of our Business Combination or liquidation we pay an affiliate of our Chief Financial Officer $20,000 per month for services rendered prior to the consummation of our initial Business Combination pursuant to the Advisory Services Agreement; such amounts are accrued and will only be payable upon the successful completion of our initial Business Combination. As of December 31, 2025 and 2024, the contingent fee payable for the services under the Advisory Services Agreement amounted to $240,000 and $240,000, respectively.

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

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2023 or the completion of our Initial Public Offering. The loan of $272,550 was fully repaid upon the consummation of our Initial Public Offering on July 28, 2023. No additional borrowing is available under the IPO Promissory Note.

On July 15, 2025, we issued the 2025 Extension Promissory Note in the principle amount of $4,500,000 to our Sponsor. The 2025 Extension Promissory Note was issued in connection with the Sponsor agreed to make monthly deposits, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to our Trust Account. The 2025 Extension Promissory Note is non-interest bearing and payable upon the earlier of (i) the consummation of a Business Combination, or (ii) the last day the Company has to complete a Business Combination in accordance with its Memorandum and Articles of Association, as then in effect. As of December 31, 2025 and 2024, we had $2,250,000 and $0, respectively, drawn on this 2025 Extension Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities).

On June 10, 2024, we issued the WCL Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to us from time to time for working capital expenses as Working Capital Loans. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of our initial Business Combination or (ii) the date our winding up is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of December 31, 2025 and December 31, 2024, we had $1,059,879 and $400,000, respectively, drawn on this WCL Promissory Note.

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

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders, such as the Suncrete Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any WCL Units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

For more information on the agreements entered into in connection with the Suncrete Business Combination, see Item 1. “Business.”

Director Independence

NYSE Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Messrs. Meltzer, McLallen and Shimko are “independent directors” as defined in the NYSE Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.    Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and December 31, 2024 totaled approximately $111,956 and $78,416, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the years ended December 31, 2025 and December 31, 2024.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2025 and 2024, we paid Withum $4,200 and $0 for the services Withum performed in connection with any tax-related services, respectively.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum for any other services for the years ended December 31, 2025 and December 31, 2024.

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

HAYMAKER ACQUISITION CORP. 4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Haymaker Acquisition Corp. 4:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Haymaker Acquisition Corp. 4 as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenue and it incurred and expects to continue to incur significant professional and transaction costs to remain a publicly traded company in pursuit of the consummation of a business combination. The Company’s cash and working capital as of December 31, 2025, are not sufficient to sustain operations for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

New York, New York

March 30, 2026

PCAOB ID Number 100

HAYMAKER ACQUISITION CORP. 4

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$4,325	$101,126
Prepaid expenses	34,676	181,367
Total current assets	39,001	282,493
Cash and marketable securities held in Trust Account	258,240,938	249,760,654
TOTAL ASSETS	$258,279,939	$250,043,147

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$2,251,028	$392,388
WCL Promissory Note - related party	1,059,879	400,000
Extension Promissory Note	2,250,000	—
Total current liabilities	5,560,907	792,388
Subscription Agreement liability	9,075,000	—
Deferred underwriting fee payable	8,650,000	8,650,000
Total Liabilities	23,285,907	9,442,388

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, $0.0001 par value, 22,627,899 and 23,000,000 shares issued and outstanding as of December 31, 2025 and 2024 at redemption values of $11.41 and $10.86 per share, respectively	258,240,938	249,760,654

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 797,600 shares issued and outstanding (excluding 22,627,899 and 23,000,000 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	80	80
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 issued and outstanding as of December 31, 2025 and 2024	575	575
Additional paid-in capital	—	—
Accumulated deficit	(23,247,561)	(9,160,550)
Total Shareholders’ Deficit	(23,246,906)	(9,159,895)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$258,279,939	$250,043,147

The accompanying notes are an integral part of these consolidated financial statements.

HAYMAKER ACQUISITION CORP. 4

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
General and administrative expenses	$2,522,011	$700,259
General and administrative expenses - related party	240,000	240,000
Loss from operations	(2,762,011)	(940,259)

Other income:
Initial Loss on Subscription Agreement liability	(7,177,500)	—
Change in fair value of Subscription Agreement liability	(1,897,500)	—
Interest earned on cash and marketable securities held in Trust Account	10,367,205	12,263,797
Total other income	1,292,205	12,263,797

Net (loss) income	$(1,469,806)	$11,323,538

Weighted average shares outstanding of Class A Ordinary Shares subject to possible redemption, basic and diluted	22,836,887	23,000,000
Basic and diluted net income (loss) per share, Class A Ordinary Shares subject to possible redemption	$(0.05)	$0.38

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares, basic and diluted	6,547,600	6,547,600
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B Ordinary Shares	$(0.05)	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

HAYMAKER ACQUISITION CORP. 4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2023	797,600	$80	5,750,000	$575	$—	$(8,220,291)	$(8,219,636)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(12,263,797)	(12,263,797)
Net income	—	—	—	—	—	11,323,538	11,323,538
Balance at December 31, 2024	797,600	80	5,750,000	575	—	(9,160,550)	(9,159,895)
Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(12,617,205)	(12,617,205)
Net (loss)	—	—	—	—	—	(1,469,806)	(1,469,806)
Balance at December 31, 2025	797,600	$80	5,750,000	$575	$—	$(23,247,561)	$(23,246,906)

The accompanying notes are an integral part of these consolidated financial statements.

HAYMAKER ACQUISITION CORP. 4

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(1,469,806)	$11,323,538
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(10,367,205)	(12,263,797)
Initial loss on Subscription Agreement liability	7,177,500	—
Change in fair value of Subscription Agreement liability	1,897,500	—
Changes in operating assets and liabilities:
Prepaid expenses	146,691	76,443
Prepaid insurance	—	143,737
Accrued expenses	1,858,640	300,230
Net cash used in operating activities	(756,680)	(419,849)

Cash Flows from Investing Activities:
Payment of extension fee into Trust Account	(2,250,000)	—
Cash withdrawn from Trust Account in connection with redemption	4,136,921	—
Net cash provided by investing activities	1,886,921	—

Cash Flows from Financing Activities:
Proceeds from WCL Promissory Note - related party	2,909,879	400,000
Payment of offering costs	—	(85,000)
Redemption of common stock	(4,136,921)	—
Net cash (used in) provided by financing activities	(1,227,042)	315,000

Net Change in Cash	(96,801)	(104,849)
Cash - Beginning of period	101,126	205,975
Cash - End of period	$4,325	$101,126

The accompanying notes are an integral part of these consolidated financial statements.

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had a direct wholly-owned subsidiary, Suncrete, Inc., a Delaware corporation (“PubCo”), and Pubco had two direct wholly-owned subsidiaries: (i) Haymaker Merger Sub I, Inc., a Delaware corporation (“Merger Sub I”), and (ii) Haymaker Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”) Pubco was formed solely in contemplation of the proposed Business Combination with Suncrete, Inc. (the “Suncrete Business Combination”). The Merger Subs have not commenced any operations and have only nominal assets and no liabilities or contingent liabilities, nor any outstanding commitments other than in connection with the Suncrete Business Combination.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from March 7, 2023 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering consummated on July 28, 2023 (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering and Private Placement (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S - 1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 3, 2023, as amended (File No. 333 - 273117), was declared effective on July 25, 2023 (the “IPO Registration Statement”). On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 units (the “Public Units”), at price of $10.00 per Public Unit, including 3,000,000 Public Units (the “Option Units”) issued pursuant to the exercise of the underwriters’ over-allotment option in full (the “Over-Allotment Option”), generating gross proceeds of $230,000,000 (see Note 3). Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”, and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant (each a “Public Warrant,” and together with the Private Placement Warrants (as defined below), the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of 797,600 Units (the “Private Placement Units” and, with respect to the shares of the Class A Ordinary Shares and warrants included in the Private Placement Units, the “Private Placement Shares” and “Private Placement Warrants”, respectively, and together with the Public Units, the “Units”) to Haymaker Sponsor IV LLC (the “Sponsor”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,976,000 (see Note 4).

Following the closing of the Initial Public Offering on July 28, 2023, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and will be invested only in U.S. government treasury obligations and/or held as cash or cash equivalents (including in demand deposit accounts) with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in a demand deposit account at bank), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $13,424,812, consisting of $4,000,000 of cash underwriting fees, $8,650,000 of deferred underwriting fees and $774,812 of other offering costs.

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such a Business Combination and, if the Company seeks shareholder approval, a majority of the Ordinary Shares (as defined in Note 2) voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Articles”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company has until July 28, 2026 (subject to monthly extensions pursuant to the 2025 Extension Amendment (as defined below), or until such earlier date as its board of directors (the “Board”) may approve, unless otherwise extended in accordance with the Amended and Restated Articles, to complete a Business Combination (the “Combination Period”).

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On July 24, 2025, the Company held the 2025 annual general meeting at which the Company’s shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association which extended the date by which the Company has to consummate a Business Combination on a monthly basis for up to twelve times from July 28, 2025 to July 28, 2026, (the “2025 Extension Amendment”). As a result of the 2025 Extension Amendment, holders of 372,101 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.12 per share. Approximately $4,136,911 was removed from the Trust Account to redeem such shares and 23,425,499 Class A Ordinary Shares remain outstanding after the redemption has been effected. Upon payment of the redemption, approximately $251,570,445 remained in the Trust Account prior to any additional contribution made by the Sponsor pursuant to the 2025 Extension Promissory Note (as defined below).

In connection with the 2025 Extension Amendment, the Sponsor agreed to make monthly payments, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to the Trust Account. In exchange for such contributions, the Company issued to the Sponsor an extension promissory note, in an aggregate principal amount of up to $4,500,000, on July 28, 2025 (the “2025 Extension Promissory Note”). The 2025 Extension Promissory Note bears no interest and is repayable by the Company to the Sponsor upon the earlier date of (i) the consummation of a Business Combination, and (ii) the last day the Company has to complete a Business Combination in accordance with the Company’s Amended and Restated Articles. Such date may be accelerated upon the occurrence of an “Event of Default” (as defined in the 2025 Extension Promissory Note). Any outstanding principal under the 2025 Extension Promissory Note may be prepaid at any time by the Company, at its election and without penalty. As of December 31, 2025 and 2024, the Company has no amount drawn on the 2025 Extension Promissory Note, respectively. On July 28, 2025, August 28, 2025 and September 30, 2025, extension contributions of $375,000 each were made by the Sponsor.

On October 9, 2025, the Company, Suncrete, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Pubco”), Merger Sub I, Haymaker Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of Pubco (“Merger Sub II”), and Concrete Partners Holding, LLC, a Delaware limited liability company (“Concrete”), entered into a Business Combination Agreement, dated as of October 9, 2025 (the “Suncrete Business Combination Agreement”).

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and Pubco entered into the subscription agreements with certain accredited investors and qualified institutional buyers (collectively, the “PIPE Investors”), pursuant to which, among other things, Pubco agreed to issue and sell to the PIPE Investors, in a private placement to close immediately prior to the closing of the merger between Merger Sub II and Suncrete (the “Acquisition Merger”), an aggregate of approximately $82.5 million in shares of Pubco Class A Common Stock and, in certain circumstances, Pre-Funded Common Stock Purchase Warrants to purchase Pubco Class A Common Stock (the “PIPE Investment”).

Going Concern and Liquidity

As of December 31, 2025, the Company had $4,325 in cash and marketable securities held outside of the Trust Account and a working capital deficit of $5,521,906. The Company’s obligations due within one year of the date the accompanying consolidated financial statements are issued are expected to exceed those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying consolidated financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 28, 2026 (subject to monthly extensions pursuant to the 2025 Extension Amendment), there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying consolidated financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Cash and Marketable Securities Held in Trust Account

At December 31, 2025 and 2024, substantially all the assets held in the Trust Account amounting to $258,240,938 and $249,760,654, respectively, were held in money market funds, which are invested primarily in treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

As of December 31, 2025 and 2024, the Class A Ordinary Shares reflected in the accompanying consolidated balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2023	$237,496,857
Plus:
Accretion of carrying value to redemption value	12,263,797
Class A Ordinary Shares subject to possible redemption, December 31, 2024	249,760,654
Less:
Redemption	(4,136,921)
Plus:
Accretion of carrying value to redemption value	12,617,205
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$258,240,938

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the accompanying consolidated financial statements.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions, which throughout the year, regularly exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The calculation of diluted net income (loss) does not consider the effect of the Public Warrants (including the full exercise of the Over-Allotment Option) and the Private Placement Warrants to purchase an aggregate of 11,898,800 Class A Ordinary Shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the year ended December 31, 2025 and 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts):

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
		Non-Redeemable		Non-Redeemable
	Redeemable	Class A And	Redeemable	Class A And
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$(1,142,296)	$(327,510)	$8,814,299	$2,509,239
Denominator:
Basic and diluted weighted average shares outstanding	22,836,887	6,547,600	23,000,000	6,547,600
Basic and diluted net income (loss) per ordinary share	$(0.05)	$(0.05)	$0.38	$0.38

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Subscription Agreement Liability

On October 9, 2025, the Company entered into a subscription agreement (“Subscription Agreement”). The Company accounts for the Subscription Agreement as a derivative instrument in accordance with the guidance in FASB ASC Topic 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”). The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the accompanying consolidated statement of operations. The ability of the Company to receive any of the proceeds of the Subscription Agreement is dependent upon the financial metrics of the Business Combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. As of December 31, 2025 and 2024, the fair value of the subscription agreement liability was $9,075,000 and $0, respectively.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The IPO Registration Statement was declared effective on July 25, 2023. On July 28, 2023, the Company consummated the Initial Public Offering of 23,000,000 Public Units, at a price of $10.00 per Public Unit, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option in full, generating gross proceeds of $230,000,000. Each Public Unit consisted of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

Commencing September 15, 2023, the holders of the Public Units may elect to separately trade the Public Shares and Public Warrants.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On June 10, 2024, the Company issued a promissory note (the “WCL Promissory Note”) in the principal amount of up to $1,500,000 to the Sponsor. The WCL Promissory Note was issued in connection with advances the Sponsor may make in the future to the Company from time to time for working capital expenses. The WCL Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the Company’s initial Business Combination or (ii) the date the winding up of the Company is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the WCL Promissory Note may be converted into WCL Units (as defined below) at a price of $10.00 per WCL Unit, which will be identical to the Private Placement Units. These WCL Units and their underlying securities are entitled to the registration rights set forth in the WCL Promissory Note. As of December 31, 2025 and 2024, the Company had $1,059,879 and $400,000 drawn on this WCL Promissory Note, respectively.

In connection with the 2025 Extension Amendment, the Sponsor agreed to make monthly payments, each in an amount equal to the lesser of (i) $0.025 for each outstanding Class A Ordinary Share, and (ii) $375,000, directly to the Trust Account. In exchange for such contributions, the Company issued to the Sponsor the 2025 Extension Promissory Note, in an aggregate principal amount of up to $4,500,000, on July 28, 2025. The 2025 Extension Promissory Note bears no interest and is repayable by the Company to the Sponsor upon the earlier date of (i) the consummation of a Business Combination, and (ii) the last day the Company has to complete a Business Combination in accordance with its Amended and Restated Articles. Such date may be accelerated upon the occurrence of an “Event of Default” (as defined in the 2025 Extension Promissory Note). Any outstanding principal under the 2025 Extension Promissory Note may be prepaid at any time by the Company, at its election and without penalty. As of December 31, 2025 and 2024, the Company had $2,250,000 and $0 drawn on the 2025 Extension Promissory Note, respectively.

Support Agreements

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. Pursuant to an administrative services agreement, dated July 25, 2023, the Company agreed to pay to an affiliate of the Company’s Vice President up to $20,000 per month for these services during the Combination Period. Upon completion of an initial Business Combination or the Company’s liquidation, any remaining monthly payments from the Combination Period will be accelerated and due at the closing of the initial Business

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Combination or liquidation. For the year ended December 31, 2025 and 2024, the Company incurred expenses of $240,000 and $240,000, respectively, for services under this agreement, which were included in general and administrative expenses – related party on the accompanying consolidated statements of operations.

In addition, pursuant to an advisory services agreement, dated July 25, 2023, following the commencement of the Initial Public Offering, the Company agreed to pay an affiliate of the Company’s Chief Financial Officer $20,000 per month for services rendered prior to the consummation of the initial Business Combination; such amounts will only be payable upon the successful completion of the initial Business Combination. As of December 31, 2025 and 2024, the contingent fee payable for these services were amounted to $240,000 and $240,000, respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination company, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination (the “WCL Units”). The WCL Units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, the Company had $1,059,879 and $400,000 drawn on this WCL Promissory Note, respectively.

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

Underwriting Agreement

Simultaneously with the Initial Public Offering and sale of 20,000,000 Public Units, the underwriters fully exercised the Over-Allotment Option to purchase an additional 3,000,000 Option Units at an offering price of $10.00 per Option Unit for an aggregate purchase price of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Public Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per Public Unit and $0.55 per Option Unit, or $8,650,000 in the aggregate, will be payable to the representatives of the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement entered into on July 25, 2023.

Advisory Services Agreement

On November 29, 2023, the Company engaged Roth Capital Partners, LLC (“Roth”) to provide advisory services in connection with the Company’s proposed Business Combination. Pursuant to the agreement, Roth is entitled to an advisory fee of $30,000 per month, calculated from the closing of the Company’s Initial Public Offering to the public filing with SEC of the business combination agreement for the Business Combination. The advisory fee is contingent upon the successful completion of the Business Combination and is payable only upon its closing. As of December 31, 2025 and 2024, the contingent fee payable for these services was approximately $812,000 and $512,000, respectively. No amounts have been accrued for this fee as payment is contingent upon the consummation of the Business Combination.

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Business Combination Agreement

On October 9, 2025, the Company, Pubco, Merger Sub I, Merger Sub II, and Concrete, entered into a Business Combination Agreement, dated as of October 9, 2025.

Subscription Agreement

On October 9, 2025, concurrently with the execution and delivery of the Suncrete Business Combination Agreement, the Company and Pubco entered into the subscription agreements with certain accredited investors and qualified institutional buyers (collectively, the “PIPE Investors”), pursuant to which, among other things, Pubco agreed to issue and sell to the PIPE Investors, in a private placement to close immediately prior to the closing of the Acquisition Merger, an aggregate of approximately $82.5 million in shares of Pubco Class A Common Stock and, in certain circumstances, Pre-Funded Common Stock Purchase Warrants to purchase Pubco Class A Common Stock (the “PIPE Investment”).

The Company accounts for the Subscription Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the accompanying consolidated statement of operations. The ability of the Company to receive any of the proceeds of the Subscription Agreement is dependent upon the financial metrics of the Business Combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. As of December 31, 2025 and 2024, the fair value of the subscription agreement liability was $9,075,000 and $0, respectively.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share sub divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (not including the Class A Ordinary Shares underlying the Private Placement Units), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A Ordinary Shares or equity-linked securities or rights exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Business Combination and any WCL Units issued to the Sponsor, officers or directors upon conversion of WCL Promissory Note, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

In addition, only holders of Founder Shares will have the right to vote on the appointment of directors prior to the completion of the Company’s initial Business Combination and on a vote to continue the Company in a jurisdiction outside the Cayman Islands.

Warrants

As of December 31, 2025 and 2024, there were 11,898,800 Warrants outstanding (including 11,500,000 Public Warrants and 398,800 Private Placement Warrants). Each whole Public Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination.

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Level 1 assets include investments in a money market fund that invests solely in U.S. government securities. At December 31, 2025, assets held in the Trust Account were comprised of $258,240,938 in money market funds, which were invested primarily in U.S. government securities. At December 31, 2024, assets held in the Trust Account were comprised of $249,760,654 in money market funds, which were invested primarily in U.S. government securities. For the period ended December 31, 2025 and 2024, the Company did not withdraw any of the interest earned on the Trust Account.

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and marketable securities held in Trust Account	$258,240,938	$—	$—	$258,240,938
Liabilities:
Subscription agreement liability	—	—	9,075,000	9,075,000
Total Subscription agreement liability	$—	$—	$9,075,000	$9,075,000

Subscription Agreement Liability

In order to calculate the fair value of the subscription agreement liability, the Company utilized the following inputs:

	October 9,
	2025
	(Initial	December31,
	measurement)	2025
Probability of Business Combination	60%	75%
Underlying Ordinary Share price	$11.27	$11.38
Term (years)	0.48	0.25
Risk-free rate	3.85%	3.67%
Volatility	2.50%	10.40%

The following table presents the changes in the fair value of the Subscription Agreement liability:

Subscription
Agreement
Fair value as of October 9, 2025 (initial measurement)	$7,177,500
Change in fair value	1,897,500
Fair value as of December 31, 2025	$9,075,000

The change in the fair value of the subscription liability for the year ended December 31, 2025 is $1,897,500. There was no subscription liability for the year ended December 31, 2024.

There were no transfers between fair value levels during year ended December 31, 2025 and 2024.

NOTE 9. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report in their consolidated financial statement information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of operations as net income. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Trust Account	$258,240,938	$249,760,654
Cash	$4,325	$101,126

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
General and administrative expenses	$2,522,011	$700,259
Interest earned on cash and marketable securities held in Trust Account	$10,367,205	$12,263,797

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date and up to the date the accompanying consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying consolidated financial statements.

In connection with the Suncrete Business Combination, the Company and Pubco previously entered into subscription agreements with certain accredited investors and qualified institutional buyers (collectively, the “PIPE Investors”) for an aggregate commitment amount of approximately $82.5 million in shares of Pubco Class A Common Stock (as defined in the Suncrete Business Combination Agreement) and, in certain circumstances, Pre-Funded Common Stock Purchase Warrants (as defined in the Suncrete Business Combination Agreement) to purchase Pubco Class A Common Stock (as defined in the Suncrete Business Combination Agreement and such investment, the “PIPE Investment”). On January 30, 2026, the Company and Pubco entered into subscription agreements with certain additional investors for an additional commitment amount of $23 million. The foregoing description of the PIPE investment and the PIPE subscription agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of PIPE subscription agreement.

On February 1, 2026, Steven J. Heyer, who served as President and as a member of the Board of the Company since March 2023, was removed from his position as President and a member of the Board with immediate effect. Mr. Heyer’s departure was not related to any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

HAYMAKER ACQUISITION CORP. 4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

On March 24, 2026, the Company and Suncrete entered into Non-Redemption Agreements (each, a “Non-Redemption Agreement”) with certain investors (collectively, the “Investors”), pursuant to which, among other things, the Investors agreed to acquire an aggregate of 4,442,085 Public Shares from Public Shareholders, either in the open market or through privately negotiated transactions, at a price no higher than the redemption price per share payable to Public Shareholders who exercise redemption rights with respect to their Public Shares, prior to the closing date of the Suncrete Business Combination, to waive their redemption rights and hold the Public Shares through the closing date of the Suncrete Business Combination, and to abstain from voting and not vote the Public Shares in favor of or against the Business Combination. Suncrete intends to pay to the Public Shareholders that sell Public Shares in connection with the Non-Redemption Agreements an amount equal to the difference between the actual redemption price for the Public Shares and the price at which such sellers sell the Public Shares to the Investors. As a result of the Non-Redemption Agreements and after giving effect to the aggregate fees that Suncrete has agreed to pay the Investors, the Company is expected to receive net proceeds of approximately $10.75 per non-redeemed Public Share. The Company may enter into additional Non-Redemption Agreements on similar terms. Assuming that the Investors acquire all of the Public Shares they have agreed to purchase and that the previously announced PIPE investment is consummated for aggregate proceeds of $105.5 million, the parties anticipate that the Minimum Cash Condition (as defined in the Subcrete BCA) will be satisfied upon consummation of the Suncrete Business Combination.

On March 26, 2026, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with holders of Suncrete’s Senior Preferred Units (the “Senior Preferred Units”), pursuant to which Pubco agreed to issue an aggregate of 26,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), to such Senior Preferred Unit holders in exchange for their Senior Preferred Units (the “Exchange”). The Exchange will occur automatically immediately prior to the closing of the Acquisition Merger (as defined in the Suncrete Business Combination Agreement), following the acceptance by the Secretary of State of the State of Delaware of the Certificate of Designation for the Series A Convertible Perpetual Preferred Stock. The obligations of each of the parties to consummate the Exchange is subject to condition that as of the closing of the Exchange, the Available Cash (as defined in the Sucrete Business Combination Agreement) is less than $250.0 million.

On March 27, 2026, the Company and Pubco entered into a subscription agreement (the “New Subscription Agreement”) with an additional PIPE Investor for a commitment amount of $61.6 million, bringing the aggregate total subscription amount of the PIPE Investment to $167.1 million. The Company and Pubco have also agreed to afford the existing PIPE Investors the benefit of the additional rights set forth in the New Subscription Agreement. The securities issuable in connection with the PIPE Investment will not be registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

EXHIBIT INDEX

Exhibit No.	Description
1	Underwriting Agreement, dated July 25, 2023, by and between the Company, Cantor and William. (3)
2	Business Combination Agreement, dated as of October 9, 2025, by and among the Company, Suncrete, Pubco, Merger Sub I and Merger Sub II. (8) † +
3.1	Amended and Restated Memorandum and Articles of Association. (3)
3.2	Amended and Restated Memorandum and Articles of Association, as amended and restated on July 24, 2025. (7)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated July 25, 2023, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Promissory Note, dated as of March 15, 2023, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated March 15, 2023, by and between the Company and the Sponsor. (1)
10.3	Form of Indemnity Agreement. (2)
10.4	Investment Management Trust Agreement, dated July 25, 2023, by and between the Company and Continental, as trustee. (3)
10.5	Registration Rights Agreement, dated July 25, 2023, by and among the Company, the Sponsor and the holders party thereto. (3)
10.6	Unit Subscription Agreement, dated July 25, 2023, by and between the Company and the Sponsor. (3)
10.7	Letter Agreement, dated July 25, 2023, by and among the Company, its officers, directors and the Sponsor. (3)
10.8	Administrative Services Agreement, dated July 25, 2023, by and between the Company and Mistral Capital Management LLC. (3)
10.9	Advisory Services Agreement, dated July 25, 2023, by and between the Company and Forest Crest Holdings, LLC. (3)
10.10	Promissory Note, dated June 10, 2024, issued to the Sponsor. (5)
10.11	Form of Promissory Note, issued to the Sponsor. (6)
10.12	Form of Company Equityholder Support Agreement, by and among the Company, Suncrete, Pubco, and Suncrete equityholders. (8)
10.13	Sponsor Support Agreement, dated October 9, 2025, by and among the Sponsor, Suncrete, and Pubco. (8) +
10.14	Form of PIPE Subscription Agreement, by and among the Company, Pubco and subscribers. (8)
10.15	Form of Investor Support Agreement, by and among the Company and the Company’s Warrant holders. (9)
10.16	Sponsor Warrant Support Agreement, dated March 3, 2026, by and between the Company and the Sponsor. (9)
10.17	Form of Non-Redemption Agreement. (10)
10.18	Form of Amended and Restated Registration Rights Agreement. (11)
10.19	Form of Amendment No. 1 to Management and Consulting Agreement. (12)
10.20	Form of Warrant Agreement Amendment. (13)
14	Form of Business Conduct and Code of Ethics. (1)
19	Insider Trading Policies and Procedures, adopted November 28, 2023. (4)
21	List of subsidiaries of the Company.*
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

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted November 28, 2023. (4)
99.1	Audit Committee Charter, as amended November 28, 2023. (4)
99.2	Compensation Committee Charter, as amended November 28, 2023. (4)
99.3	Nominating and Corporate Governance Committee Charter, adopted July 25, 2023. (4)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.

†

Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

+	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-273117), filed with the SEC on July 3, 2023.
(2)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-273117), filed with the SEC on July 17, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2023.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2024.

(6)Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2025.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2025.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2025.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2026.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2026.
(11)	Incorporated by reference to Exhibit 10.3 of the Suncrete Registration Statement, filed with the SEC on February 4, 2026.

(12) Incorporated by reference to Exhibit 10.13 of the Suncrete Registration Statement, filed with the SEC on February 4, 2026.

(13)	Incorporated by reference to Annex I of Definitive Proxy Statement Supplement No. 1 filed by Pubco with the SEC on March 6, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2026	Haymaker Acquisition Corp. 4

	By:	/s/ Christopher Bradley
	Name:	Christopher Bradley
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Bradley	Chief Executive Officer, Chief Financial Officer, Chairman and Secretary	March 30, 2026
Christopher Bradley	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Roger Meltzer	Director	March 30, 2026
Roger Meltzer

/s/ Walter F. McLallen	Director	March 30, 2026
Walter F. McLallen

/s/ Brian Shimko	Director	March 30, 2026
Brian Shimko